Form 10-Q
period 2000-03-31
PRIME RESPONSE INC/DE
filed 2000-05-15
CIK 1096839

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2000

[ ] Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Transition Period from _________________ to
     _______________

                        Commission File Number   0-28873


                              PRIME RESPONSE, INC.
             (Exact Name of Registrant as Specified in Its Charter)

Delaware                                13-3972166
(State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
Incorporation or Organization)

                            150 CambridgePark Drive
                              Cambridge, MA  02140
          (Address of Principal Executive Offices, Including Zip Code)

      Registrant's Telephone Number, Including Area Code:  (617) 876-8300

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     No X
   -----  -----

On May 12, 2000, 20,648,697 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

                              PRIME RESPONSE, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                              Page
                                                                                                             -------
Part I:   Financial Information

          ITEM 1:  Financial Statements
          Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999..........................        3

          Consolidated Statements of Operations for the Three Months Ended
          March 31, 2000, and 1999........................................................................        4

          Consolidated Statements of Cash Flows for the Three Months Ended
          March 31, 2000, and 1999........................................................................        5

          Notes to Consolidated Financial Statements......................................................      6-9

          ITEM 2:  Management's Discussion and Analysis of Financial Condition and Results of Operations..     10-23

          ITEM 3:  Quantitative and Qualitative Disclosures About Market Risk.............................        24

PART II:  Other Information

        ITEM 2:  Changes in Securities and Use of Proceeds................................................        24

        ITEM 6:  Exhibits and Reports on Form 8-K.........................................................        24


ITEM 1:  FINANCIAL STATEMENTS

                              PRIME RESPONSE, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                         MARCH  31,   DECEMBER 31,
                                                                                                         --------------------------
                                                                                                            2000           1999
                                                                                                         ---------       --------
                                                 ASSETS
Current assets:
  Cash and cash equivalents............................................................................     $  38,213      $  3,999
  Accounts receivable, net of allowance for doubtful accounts of $379 and $147,  respectively .........         8,115         9,057
  Prepaid and other current assets.....................................................................         2,677         2,595
                                                                                                            ---------      --------
    Total current assets...............................................................................        49,005        15,651
Property and equipment, net............................................................................         2,705         2,602
Intangible and other assets, net.......................................................................         7,745         7,262
                                                                                                            ---------      --------
    Total assets.......................................................................................     $  59,455      $ 25,515
                                                                                                            =========      ========

                             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable....................................................................................     $   3,812      $  3,920
   Short-term debt and capital lease obligations.......................................................           165         2,289
   Accrued expenses and other liabilities..............................................................         3,676         4,472
   Accrued interest income.............................................................................           176           176
   Deferred revenue....................................................................................         5,333         6,074
                                                                                                            ---------      --------
     Total current liabilities.........................................................................        13,162        16,931

Long-term debt and capital lease obligations...........................................................           238           311
Long-term accrued interest income......................................................................         1,354         1,398

Commitments and contingencies

Redeemable common stock, $0.01 par value, 0 shares issued and outstanding at March 31, 2000, and
  1,677,307 shares issued and outstanding at December 31, 1999.........................................            --         8,295

Series A redeemable convertible preferred stock, $0.01 par value, 1,155,000 shares authorized;
  0 shares issued and outstanding at March 31, 2000, and   1,155,000 shares issued and outstanding at
  December 31, 1999 (liquidation value: $51,546,000 at December 31, 1999)..............................            --        27,842

Series B redeemable convertible preferred stock, $0.01 par value, 1,700,000 shares authorized;
  0 shares issued and outstanding at March 31, 2000, and   1,699,834 shares issued and outstanding at
  December 31, 1999 (liquidation value: $21,263,000 at December 31, 1999)..............................            --        10,343

Series C redeemable convertible preferred stock, $0.01 par value, 3,000,000 shares authorized;
  0 shares issued and outstanding at March 31, 2000, and 1,833,331 shares issued and
  outstanding at December 31, 1999 (liquidation value: $11,000,000 at December 31, 1999)...............            --         4,891

Stockholders' equity (deficit):
    Common stock, $0.01 par value: 27,750,000 shares authorized (including redeemable common stock); 19,900,441 shares issued and outstanding at March 31, 2000
      (net of 1,249,500 shares in treasury), and 6,453,506 issued
      and outstanding at December 31, 1999............................................................            199            65
    Additional paid-in capital........................................................................        146,314         6,520
    Accumulated other comprehensive income loss.......................................................            (11)          (12)
    Accumulated deficit...............................................................................        (92,437)      (46,127)
    Treasury stock, 1,249,500 shares at cost..........................................................         (4,273)           --
    Note receivable from shareholder..................................................................         (2,545)       (2,545)
    Deferred compensation.............................................................................         (2,546)       (2,397)
                                                                                                            ---------      --------
    Total stockholders' equity (deficit)..............................................................         44,701       (44,496)
                                                                                                            ---------      --------
    Total liabilities and stockholders' equity (deficit)..............................................      $  59,455      $ 25,515
                                                                                                            =========      ========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                              PRIME RESPONSE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                              Three Months Ended March 31,
                                                                                             ------------------------------
                                                                                                      2000            1999
                                                                                                 ---------         -------
Revenues:
   Software license.......................................................................       $   4,595         $ 1,080
   Services and support...................................................................           2,132           1,711
   Applications hosting...................................................................             808             991
                                                                                                 ---------         -------
      Total revenues......................................................................           7,535           3,782
                                                                                                 ---------         -------
Cost of revenues:
   Software licenses......................................................................              --              --
   Services and support...................................................................           1,966             850
   Applications hosting...................................................................             866             775
   Non-cash cost of revenues..............................................................              28              --
                                                                                                 ---------         -------
      Total cost of revenues..............................................................           2,860           1,625
                                                                                                 ---------         -------
Gross profit                                                                                         4,675           2,157
                                                                                                 ---------         -------
Operating expenses:
   Sales and marketing....................................................................           5,129           2,811
   Non-cash sales and marketing...........................................................             632              16
   Research and development...............................................................           2,523           1,950
   Non-cash research and development......................................................              31              --
   General and administrative.............................................................           1,399             847
   Non-cash general and administrative....................................................              29              --
   Amortization of goodwill and other intangible assets...................................              --             314
                                                                                                 ---------         -------
      Total operating expenses............................................................           9,743           5,938
                                                                                                 ---------         -------
Loss from operations......................................................................          (5,068)         (3,781)
Other expense (income):
   Interest income........................................................................            (199)             (1)
   Interest expense.......................................................................             184              33
   Loss on foreign exchange...............................................................               5              19
                                                                                                 ---------         -------
Loss before income taxes..................................................................          (5,058)         (3,832)
Provision for income taxes................................................................              18               1
                                                                                                 ---------         -------
   Net loss................................................................................         (5,076)         (3,833)
Preferred stock dividends and participation payment........................................        (41,234)           (611)
                                                                                                 ---------         -------
Net loss attributable to common stockholders..............................................       $ (46,310)        $(4,444)
                                                                                                 =========         =======
Net loss per share-basic and diluted......................................................       $   (3.96)        $ (0.64)
                                                                                                 =========         =======
Weighted average shares used in computing basic and diluted net loss per share............          11,680           7,035
                                                                                                 =========         =======


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                              PRIME RESPONSE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                              THREE MONTHS ENDED MARCH 31,
                                                                                            --------------------------------
                                                                                                2000              1999
                                                                                              --------           -------
Cash flows used in operating activities:
 Net loss.................................................................................    $( 5,076)          $(3,833)
 Adjustments to reconcile net loss to cash used in operating activities:
   Depreciation and amortization of property and equipment................................         332               221
   Amortization of goodwill and intangibles...............................................         514               314
   Compensation expense related to stock options..........................................         273                --
   Changes in assets and liabilities:
     Accounts receivable..................................................................         891                29
     Prepaid and other current assets.....................................................      (1,021)              216
     Accounts payable.....................................................................      (1,090)             (704)
     Accrued expenses and other liabilities...............................................        (677)           (1,437)
     Deferred revenue.....................................................................        (621)            1,429
                                                                                              --------           -------
      Net cash used in operating activities...............................................      (6,475)           (3,765)
                                                                                              --------           -------

Cash flows used in investing activities:
 Purchase of property and equipment.......................................................        (459)             (206)
                                                                                              --------           -------
      Net cash used in investing activities...............................................        (459)             (206)
                                                                                              --------           -------

Cash flows provided by financing activities:
 Proceeds from initial public offering, net of issuance costs.............................      57,700                --
 Proceeds from issuance of preferred stock (Series A, B and C) and warrants, net of
   issuance costs.........................................................................          --             5,001
 Proceeds from credit facility............................................................          --             1,015
 Repayment of debt........................................................................      (2,000)               --
 Payment of participation payment.........................................................      (9,517)               --
 Purchase of treasury stock...............................................................      (4,273)               --
 Repayment of capital leases..............................................................        (186)               --
 Increase in line of credit...............................................................          --              (164)
 Dividends paid...........................................................................        (934)               --
 Proceeds from exercise of stock options..................................................         353                --
                                                                                              --------           -------
      Net cash provided by financing activities...........................................      41,143             5,852
                                                                                              --------           -------
Effect of exchange rate on cash...........................................................           5                45
                                                                                              --------           -------
Net increase in cash and cash equivalents.................................................      34,214             1,926
Cash and cash equivalents, beginning of period............................................       3,999               530
                                                                                              --------           -------
Cash and cash equivalents, end of period..................................................    $ 38,213           $ 2,456
                                                                                              ========           =======

Supplemental disclosure of non-cash transactions:
 Conversion of series A, B and C preferred stock to common stock..........................    $ 39,405           $    --
                                                                                              ========           =======
 Payment of dividends in common stock.....................................................    $  4,578           $    --
                                                                                              ========           =======
 Participation payment paid in common stock...............................................    $ 29,883           $    --
                                                                                              ========           =======
 Accretion of discount on preferred stock.................................................    $  1,329           $    --
                                                                                              ========           =======

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                              PRIME RESPONSE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE OF BUSINESS AND BASIS OF PRESENTATION

 The Company

   Prime Response, Inc. ("PRI") together with its consolidated subsidiaries ("Prime Response") is a leading provider of integrated eMarketing software solutions that enable businesses with large customer bases to create, manage and execute highly targeted internet and traditional marketing campaigns to build more loyal and profitable customer relationships. Prime Response's customers consist primarily of Fortune 1000 businesses as well as leading e-commerce businesses primarily based in the United States and Europe. Prime Response sells its products through multiple distribution channels including direct sales and resellers.

   The consolidated financial statements include the accounts of PRI and its wholly-owned domestic and foreign subsidiaries. All intercompany accounts and transactions have been eliminated. The balance sheet at March 31, 2000, and the statement of operations for the three months ended March 31, 2000 and 1999, and cash flows for the three months ended March 31, 2000, and 1999 have been prepared without audit. In the opinion of management, these financial statements reflect all adjustments that are necessary for a fair presentation of the result for and as of the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full fiscal year or for any future period. These financial statements should be read in conjunction with the financial statements and related notes included in the Company's Registration Statement on Form S-1 (file number 0-28873) filed with the Securities and Exchange Commission.

2.  INITIAL PUBLIC OFFERING

   On March 3, 2000, Prime Response completed an initial public offering of its common stock. All 3,500,000 shares covered by Prime Response's Registration Statement on Form S-1, were sold by Prime Response at a price of $18.00 per share, less an underwriting commission of $1.26 per share. Net proceeds to the Company, after deducting underwriting commissions and offering expenses, were approximately $57.0 million. Upon the consummation of Prime Response's initial public offering on March 3, 2000, all of the then outstanding Series A, B and C Preferred Stock automatically converted into common stock. (See Note 6).

3.  SIGNIFICANT ACCOUNTING POLICIES

     Net Loss per Share

   Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share does not differ from basic net loss per share since potential common shares from conversion of preferred stock and exercise of stock options and warrants are antidilutive for all periods presented.

   Net loss per share for the three months ended March 31, 2000 and 1999 is computed using the weighted average number of common shares outstanding. Net loss available to common stockholders includes preferred stock dividends of $0.5 million and $0.6 million for the three months ended March 31, 2000 and 1999, respectively, as well as participation payments in cash and stock totalling $39.4 million for the three months ended March 31, 2000, in connection with the Series A, B and C preferred stock. The number of shares to be issued for the participation payment is calculated based on $12.00 per share.

Basic and diluted weighted average shares outstanding for the three months ended March 31, 2000 exclude the potential common shares from stock options because to include such shares would have been antidilutive. As of March 31, 2000, 1.6 million potential shares were outstanding.

 Accounting Pronouncements

   In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS
133"). SFAS 133 establishes a new model for accounting for derivatives and hedging activities and supersedes and amends a number of existing standards. SFAS 133 is effective for fiscal years beginning after June 15, 1999, but earlier application is permitted as of the beginning of any fiscal quarter subsequent to June 19, 1998. Upon initial application, all derivatives are required to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be reassessed and documented pursuant to the provisions of SFAS 133. Prime Response does not anticipate that this pronouncement will have a material effect on its reported results or financial position.

   In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes the SEC's view in applying generally accepted accounting principles to selected revenue recognition issues. The application of the guidance in SAB 101 (as amended by SAB 101A) will be required in the Company's second quarter of the fiscal year 2000. The effects of applying this guidance, if any, will be reported as a cumulative effect adjustment resulting from a change in accounting principle. Prime Response's evaluation of SAB 101 is not yet complete.

4.  OTHER ASSETS

  During March 2000, Prime Response entered into an OEM agreement with a provider of customer optimization technology. Prime Response will pay royalties for all licenses sold that integrate the customer optimization technology.
Prime Response will pay $1.0 million as an initial non-refundable prepayment of these royalties. In addition, Prime Response received 40,000 warrants with an exercise price of $9.73 and a five-year term. Prime Response has calculated the fair value of the warrants using the Black Scholes model with the following assumptions: 5 year life (life of warrant), 6.35% risk-free rate of return, zero dividends and 85.19% volatility. Based on this calculation, the fair value of the warrants is approximately $276,000. The $1.0 million to be paid has been recorded as a long term asset on the balance sheet at March 31, 2000 with $276,000 being allocated to the warrants and the remainder will be recorded as royalty expense in cost of sales as license sales are recognized.


5.  LONG-TERM DEBT

     On October 28, 1999, Prime Response entered into an agreement with Greyrock Capital which provided for a term loan of $2.0 million which was received by Prime Response upon execution of the agreement. The agreement also allowed Prime Response to borrow against outstanding receivable balances up to $3.0 million. During March 2000, Prime Response repaid the $2.0 million term loan.
As of March 31, 2000, no amounts had been borrowed against the receivable portion of this agreement.

     During January 2000, Prime Response entered into an agreement with Kite Limited evidenced by a promissory note in the amount of $4.3 million for the repurchase of 1,249,500 shares of redeemable common stock from a former shareholder at $3.42 per share. Prime Response repaid the note in full during March 2000, and recorded the shares as treasury stock.


6.  REDEEMABLE CONVERTIBLE PREFERRED STOCK

 Conversion

   Upon the consummation of the IPO, the Series A, B and C preferred shares were converted into a total of 6,324,000 shares of common stock. Each share of Series A, B and C preferred stock converted into 3.1282, 0.7858 and 0.75 shares, respectively, of common stock.

 Dividends

   Upon the consummation of the IPO, the holders of Series A and B preferred stock received cumulative dividends in the amount of $3.59 and $0.51 per share, respectively. Cumulative dividends on the Series A and B preferred stock were $4.5 million and $1.0 million, respectively. All of the Series A dividends were paid in 374,821 shares of common stock. Series B dividends were paid $0.9 million in cash and 6,661 in shares of common stock. The holders of Series C preferred stock were not entitled to dividends.

 Participation Payment

   Upon the consummation of the IPO, the holders of Series A and C preferred stock received, in addition to accrued dividends and the common stock conversion feature, $20.52 and $3.00 per share, respectively, paid in 2,433,382 shares of common stock. The holders of Series B preferred stock received, in addition to accrued dividends and the conversion feature, $6.00 per share which was paid with $9.5 million in cash and 56,875 in shares of common stock.


7.  STOCKHOLDERS' EQUITY

 Stock Split

   In November 1999, Prime Response's board of directors approved a 0.75-for-1 reverse split of common stock. The stock split took place on February 2, 2000. All share and per share amounts in the accompanying consolidated financial statements have been adjusted retroactively.


 Stock Options

   In connection with the grant of certain stock options to employees during the three months ended March 31, 2000, Prime Response recorded deferred stock compensation of approximately $0.3 million, representing the difference between the estimated fair market value of the common stock on measurement date and the exercise price. Compensation related to options, which vest over time, was recorded as a component of stockholders' equity and is being amortized over the vesting periods of the related options. Prime Response recorded compensation expense of $14,000 in relation to these options. In addition, Prime Response recorded compensation expense of approximately $0.3 million during the three months ended March 31, 2000 relating to the amortization of deferred compensation recorded during 1999 and the acceleration of a former employees' options. Compensation expense is disclosed as a non-cash expense in the consolidated Statement of Operations line items.

 Underwriters Over-Allotment

     On April 3, 2000, the underwriters of the initial public offering exercised the over-allotment option to purchase 525,000 shares. After deducting underwriting commissions and expenses, net proceeds to the Company were approximately $8.8 million.


 Redeemable Common Stock

  Andersen Consulting or its affiliate had the right to require Prime Response to repurchase the 428,000 shares it purchased in December 1999 for $4.0 million. The put right terminated upon the IPO and accordingly these shares were moved from redeemable common stock to common stock at March 31, 2000. In addition, during the quarter ended March 31, 2000, Prime Response repurchased 1,249,500 shares of common stock from a former shareholder that had the right to put these shares to Prime Response prior to September 30, 2000. These shares were recorded as redeemable common stock at December 31, 1999.


8.   SEGMENT ANALYSIS

   Prime Response earned all of its revenue from external customers. Prime Response is organized into three segments, software licenses, services and support and applications hosting, to reflect the key sales lines. The distribution of revenues and total assets by geographic location is as follows (in thousands):



                                               March 31, 2000                                     March 31, 1999
                                -------------------------------------------          ------------------------------------------
                                                          REST                                               REST
                                 NORTH                     OF                         NORTH                   OF
                                AMERICA         UK       WORLD       TOTAL           AMERICA        UK       WORLD       TOTAL
                                -------       ------     ------     -------          -------      ------      ----      -------
Revenues:
 Software licenses......        $ 2,110       $2,050     $  435     $ 4,595           $   54      $  688      $338      $ 1,080
 Services and support...            713        1,194        225       2,132              498       1,057       156        1,711
 Applications hosting...             --          808         --         808               --         991        --          991
                                -------       ------     ------     -------           ------      ------      ----      -------
   Total revenues.......          2,823        4,052        660       7,535              552       2,736       494        3,782
                                =======       ======     ======     =======           ======      ======      ====      =======
Gross profit:
 Software licenses......          2,110        2,050        435       4,595               54         688       338        1,080
 Services and support...           (397)         454         82         138              123         657        81          861
 Applications hosting...             --          (58)        --         (58)              --         216        --          216
                                -------       ------     ------     -------           ------      ------      ----      -------
   Total gross profit...          1,713        2,446        517       4,675              177       1,561       419        2,157
                                =======       ======     ======     =======           ======      ======      ====      =======
   Total assets.........        $50,583       $7,285     $1,587     $59,455           $4,658      $5,978      $683      $11,319
                                =======       ======     ======     =======           ======      ======      ====      =======



9.   RELATED PARTY TRANSACTIONS

   During the quarter ended March 31, 2000, Prime Response recorded revenue totaling $13,000 from a company which is partly owned by a significant
shareholder of Prime Response.   None of this amount was outstanding at March
31, 2000.

   During the quarter ended March 31, 2000, Prime Response recorded revenue totaling $128,000 from a company which is partly owned by a significant shareholder and which two of our Directors hold management and directorship positions, respectively. At March 31, 2000, this entire amount remained outstanding from this related party.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   This Form 10-Q contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve risks and uncertainties and are not guarantees of future performance. Actual results may differ materially from those indicated in such forward-looking statements as a result of certain factors including, but not limited to, those set forth under the heading "Factors That May Affect Results."

OVERVIEW

   Prime Response is a leading provider of integrated eMarketing software solutions that enable businesses with large customer bases to create, manage and execute highly targeted Internet and traditional marketing campaigns that build more loyal and profitable customer relationships. We have over 12 years of experience in the use of technology to plan and manage marketing programs. We were founded in 1987 in the United Kingdom. Prior to 1999, our corporate headquarters were in London, England, and our primary focus was on the European market. In 1998, we began to increasingly target the North American market, and in July 1999, moved our corporate headquarters to Cambridge, Massachusetts.

   Since 1995, we have incurred significant development costs to develop our technology and new software products, particularly to introduce our latest generation of Internet-based marketing management solutions. With the introduction of these products, we anticipate that research and development expenses will stabilize and will decrease as a percentage of total revenues. We intend to continue to expand our direct sales force and increase marketing expenditures relating to the introduction of our new product offerings, and as a result, we expect sales and marketing expenses to continue to grow, in absolute dollars.

   We generate revenues principally from:

   .   licensing our software products directly to clients;

   . providing related professional services, including implementation, consulting, support and training; and

   . providing applications hosting services, including providing marketing database outsourcing services.

   Our license agreements typically require our clients to pay an upfront license fee for one or more software solutions for a specified number of customer records in their database. The amount of the license fee varies principally depending upon the size of the client's database and number of databases. Clients can subsequently pay additional license fees to allow additional entities within their corporate structure to access our applications or to purchase additional solutions.

 Andersen Consulting Relationship

   On December 6, 1999, Prime Response and Andersen Consulting entered into a joint marketing agreement and, along with an affiliate of Andersen Consulting, a stock and warrant purchase agreement. Pursuant to the stock and warrant purchase agreement, an affiliate of Andersen Consulting purchased 428,000 shares of common stock and Andersen Consulting received a warrant to purchase 682,000 shares of common stock. This warrant has an exercise price of $9.35 per share and vests upon the earlier to occur of September 9, 2000, or the date of an acquisition of Prime Response by another person or entity. The aggregate purchase price paid by Andersen Consulting for the shares of common stock and this warrant was $4.0 million. Andersen Consulting has no performance obligations under the stock and warrant purchase agreement or this warrant.

   Prime Response has recorded the stock at fair value and based on a value equal to 90% of the estimated mid-point of the initial public offering range. The fair value of the stock is $4,622,400. Prime Response calculated the fair value of the warrants on date of grant using Black Scholes model with the following assumptions: 7 year useful life (life of warrants), 6.07% risk-free interest rate, zero dividends and 85.19% volatility. Based on this calculation, the extended fair value of the warrants is $6,536,080. Prime Response has recorded an intangible asset of $7,010,000 which is equal to the excess of the aggregate fair values of the common stock and warrants over the purchase price. This asset is being amortized as a non-cash sales and marketing expense over its estimated useful life of four years, which reflects the term of the marketing agreement.

   Prime Response issued a performance warrant to purchase 375,000 shares of common stock to Andersen Consulting. Of this amount, 300,000 shares will vest in share increments determined by the extent to which $2.0 billion exceeds Prime Response's market capitalization at the time of its initial public offering. An additional 75,000 shares will vest in increments of 7,500 shares for each $100.0 million that Prime Response's market capitalization exceeds $2.0 billion, up to a maximum market capitalization of $3.0 billion. This warrant has an exercise price of $9.35 per share. Prime Response also issued a performance warrant to purchase 375,000 shares of common stock to Andersen Consulting which will vest in increments of 10,500 shares for each $1.0 million of sales resulting from joint marketing efforts up to $25.0 million and then in increments of 4,500 shares for each $1.0 million of sales from $25.0 million to $50.0 million. This warrant has an exercise price of $9.35 per share. As of March 31, 2000 there had not been any vesting of the above warrants.

   All warrants have a seven-year term. In the event that the marketing agreement is terminated as a result of a breach by Andersen Consulting, no further vesting under the warrants will occur, but those warrants already exercisable will remain exercisable during their term to the extent they are vested at the time of the termination.

   Andersen Consulting or its affiliate had the right to require Prime Response to repurchase the 428,000 shares for $4.0 million. The put right terminated upon the IPO.

   Prime Response is obligated to engage Andersen Consulting for consulting services of at least $1.0 million before December 31, 2001. If designated sales targets are met, Andersen Consulting is obligated to provide up to $1.0 million in funding for joint marketing efforts, business development personnel, structure feedback and sales support. None of these funds had been expended as of March 31, 2000. The expenditure of these funds will be controlled by a committee comprised of both Andersen Consulting and Prime Response personnel.

RESULTS OF OPERATIONS
   The following table sets out selected financial data as a percentage of revenue for the periods indicated:

                                                                     THREE MONTHS ENDED MARCH 31,
                                                                  -----------------------------------
                                                                             2000                1999
                                                                           ------             -------
Revenues:
 Software licenses................................................           61.0%               28.6%
 Services and support.............................................           28.3                45.2
 Applications hosting.............................................           10.7                26.2
                                                                           ------             -------
   Total revenues.................................................          100.0               100.0
                                                                           ======             =======
Cost of revenues:
 Software licenses................................................             --                  --
 Services and support.............................................           26.1                22.5
 Applications hosting.............................................           11.5                20.5
 Non-cash cost of revenues........................................            0.4                 ---
                                                                           ------             -------
   Total cost of revenues.........................................           38.0                43.0
                                                                           ------             -------
Gross profit......................................................           62.0                57.0
                                                                           ======             =======
Operating expenses:
 Sales and marketing..............................................           68.1                74.3
 Non-cash sales and marketing.....................................            8.4                 0.4
 Research and development.........................................           33.5                51.6
 Non-cash research and development................................            0.4                  --
 General and administrative.......................................           18.6                22.4
 Non-cash general and administrative..............................            0.4                  --
 Amortization of goodwill and other intangible assets.............            ---                 8.3
                                                                           ------             -------
   Total operating expenses.......................................          129.4               157.0
                                                                           ------             -------
Loss from operations..............................................          (67.4)             (100.0)
Other expense (income):
 Interest income..................................................           (2.6)                 --
 Interest expense.................................................            2.4                 0.8
 Loss on foreign exchange.........................................            ---                 0.5
                                                                           ------             -------
Loss before income taxes..........................................          (67.2)             (101.3)
Provision for income taxes........................................         ( 0. 2)                ---
                                                                           ------             -------
Net loss                                                                   (67.4)%            (101.3)%
                                                                           ======             =======


THREE MONTHS ENDED MARCH 31, 2000 AND 1999

 Revenues

   Total revenues increased by $3.7 million, or 99.2%, to $7.5 million for the three months ended March 31, 2000, from $3.8 million for the three months ended March 31, 1999.

   Software Licenses.   Software license revenues increased by $3.5 million, or
325.5%, to $4.6 million for the three months ended March 31, 2000, from $1.1 million for the three months ended March 31, 1999. Software license revenues increased to 61.0% of total revenues for the three months ended March 31, 2000, from 28.6% of total revenues for the prior year. The increase in software license revenues was due primarily to growing market acceptance of our Prime@Vantage products which were released for general availability during December 1999.

   Services and Support.   Revenues from services and support increased by $0.4
million, or 24.6 %, to $2.1 million for the three months ended March 31, 2000, from $1.7 million for the three months ended March 31, 1999. These revenues decreased to 28.3% of total revenues for the three months ended March 31, 2000, from 45.2% of total revenues for the previous year. The dollar increase in service and support revenues was due primarily to an increase in the number of sales of software licenses, which resulted in increased demand for services and sales of software maintenance and technical support.

    Applications Hosting.   Revenues from applications hosting decreased by $0.2
million or 18.5%, to $0.8 million for the three months ended March 31, 2000, from $1.0 million for the three months ended March 31, 1999. These revenues represented 10.7% of total revenues for the three months ended March 31, 2000, compared to 26.2% of total revenues for the prior year. The decrease as a percentage of revenues is due primarily to the increase in revenues from software licenses as the Company continues to shift its focus to increasing software license revenue.

 Cost of Revenues

   Total cost of revenues increased by $1.2 million, or 76.0%, to $2.8 million for the three months ended March 31, 2000, from $1.6 million for the three months ended March 31, 1999.

    Software Licenses.   Software license costs consist primarily of expenses
incurred to translate software products and prepare related documents as well as negligible expenses to manufacture, package and distribute our software products. The costs associated with the translation of software products and preparation of related documents occurred during 1998.

   Services and Support.   Services and support costs include salary expense and
other related costs for our professional services, maintenance and telephone support staffs, as well as third-party contractor expenses. Services and support costs increased by $1.1 million, or 131.3%, to $2.0 million in the three months ended March 31, 2000, from $0.9 million in the three months ended March 31, 1999. Services and support costs were 92.2% of services and support revenues for the three months ended March 31, 2000, compared to 49.7% of such revenues for the prior year. The increase in services and support costs was primarily due to (i) implementation services provided to our "early adopter" customers and (ii) a lag in hiring professional service consultants which resulted in the use of more expensive outside contractors to complete several implementations.

   Applications Hosting.   Costs attributable to applications hosting consist
primarily of personnel-related costs and equipment maintained for the provision of services to clients. These costs increased by $0.1 million, or 11.7%, to $0.9 million for the three months ended March 31, 2000, from $0.8 million for the three months ended March 31, 1999. These costs were 107.2% of applications hosting revenues for the three months ended March 31, 2000, compared to 78.2% of such revenues for the prior year. Typically these costs have been relatively fixed. However the increase in these costs for the three months ended March 31, 2000 results from the start up costs incurred for a new customer during the quarter.

   The non-cash cost of revenues increased to $28,000 for the three months ended March 31, 2000, from none for the three months ended March 31, 1999. This expense represents the amortization of stock compensation expense in connection with the granting of stock options. The expense results from the difference between the estimated fair market value of the common stock on measurement date and the exercise price of the option, which is being recognized over the vesting period.


 Operating Expenses

   Sales and Marketing.   Sales and marketing expenses consist primarily of
salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade shows. Sales and marketing expenses increased by $2.3 million, or 82.5%, to $5.1 million for the three months ended March 31, 2000, from $2.8 million for the three months ended March 31, 1999. Sales and marketing expenses decreased to 68.1% of total revenues for the three months ended March 31, 2000, compared to 74.3% for the prior year. The increase in such expenses was due primarily to increases in staffing and personnel related costs, as we continued to expand our direct sales force and expand our presence in North America. We anticipate that sales and marketing expenses will continue to increase as we further expand our direct sales force and invest heavily in the marketing and promotion of our new generation of eMarketing management software products.

   The non-cash sales and marketing expense increased to $0.6 million for the three months ended March 31, 2000, from $16,000 for the three months ended March 31,1999. This expense represents (i) the amortization of stock compensation in connection with the granting of stock options, which results from the difference between the estimated fair market value of the common stock on measurement date and the exercise price of the option which is being recognized over the vesting period; and (ii) the amortization of the intangible asset recorded in connection with the Andersen Consulting agreement.

   Research and Development.   Research and development expenses consist
primarily of personnel and equipment-related costs directly associated with the development of both our existing and future products. Research and development expenses increased by $0.6 million, or 29.4%, to $2.5 million for the three months ended March 31, 2000, from $1.9 million for the three months ended March 31, 1999. Research and development expenses decreased to 33.5% of total revenues in the three months ended March 31, 2000, from 51.6% for the prior year. The dollar increase in expenses reflects the investment to hire additional development personnel and acquire equipment to support research and development activities. The percentage decrease in costs was primarily due to (i) the completion of the development activity associated with our new Prime@Vantage and Prime@Vantage.com products, which occurred during fiscal 1999; and (ii) the increase in our revenue base.

   The non-cash research and development expense increased to $31,000 for the three months ended March 31, 2000, from none for the three months ended March 31, 1999. This expense represents the amortization of stock compensation expense in connection with the granting of stock options. The expense results from the difference between the estimated fair market value of the common stock on measurement date and the exercise price of the option, which is being recognized over the vesting period.

   General and Administrative.   General and administrative expenses consist
primarily of employee salaries and related expenses for executive, finance and administrative personnel as well as external professional fees and certain centrally-borne costs. General and administrative expenses increased by $0.6 million, or 65.2%, to $1.4 million for the three months ended March 31, 2000, from $0.8 million for the three months ended March 31, 1999. These expenses decreased to 18.6% of total revenues for the three months ended March 31, 2000, from 22.4% for the prior year. The decrease as a percentage of revenues was primarily attributable to the increase in our revenue base. During the quarter ended March 31, 2000, we completed the recruitment and development of a professional management team in North America. In addition, we also increased our provision for bad debts by $0.2 million during the quarter ended March 31, 2000.

   The non-cash general and administrative expense increased to $29,000 for the three months ended March 31, 2000, from none for the three months ended March 31, 1999. This expense represents the amortization of stock compensation expense in connection with the granting of stock options and restricted shares. The expense results from the difference between the estimated fair market value of the common stock on measurement date and the exercise price of the option, which is being recognized over the vesting period.

   Amortization of Goodwill and Other Intangible Assets.   Amortization expense
decreased by $0.3 million, or 100.0%, to none for the three months ended March 31, 2000, from $0.3 million for the three months ended March 31, 1999. This expense is solely attributable to the acquisition of certain intellectual property rights and other intangible assets related to the MIND software product, which are fully amortized.

   Interest Income.   Interest income increased by $198,000, or 100%, to
$199,000 for the three months ended March 31, 2000, from $1,000 for the three months ended March 31, 1999. The increase is primarily due to interest income earned on proceeds from the Company's initial public offering in March 2000.

   Interest Expense.   Interest expense increased by $151,000, or 457.6%, to
$184,000 for the three months ended March 31, 2000, from $33,000 for the three months ended March 31, 1999. The increase is primarily due to interest expense on the Company's credit facility, which was obtained in November 1999.

   Net Loss.    As a result of the increases in revenue, operating expenses, depreciation and amortization, and net interest expense noted above, our net loss increased by $1.3 million, or 32.4%, to $5.1 million for the three months ended March 31, 2000, compared with a net loss of $3.8 million the three months ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

   On March 3, 2000 we completed our Initial Public offering ("IPO") in which we sold 3,500,000 shares of common stock at $18.00 per share. Net proceeds to the Company after deducting underwriting commissions and estimated offering expenses were approximately $57.0 million. Prior to the IPO, our primary source of funding had been through the private sale of convertible preferred stock and attached warrants, which totaled $39.1 million in aggregate net proceeds as of December 31, 1999.

   During April 2000, the underwriters of the IPO exercised their over-allotment option to purchase an additional 525,000 shares. At the offering price of $18.00 we received an additional $8.8 million, net of underwriting commissions.

   In October 1999, we entered into a $5.0 million financing arrangement with Greyrock Capital, a Bank of America company, providing an upfront term loan of $2.0 million with the balance being funded against our receivables position within the United States and in the United Kingdom. The arrangement has a 12-month renewable term. The $2.0 million that was borrowed during 1999 was repaid during the quarter ended March 31, 2000 with the proceeds from the IPO.

   Cash and cash equivalents were $38.2 million at March 31, 1999, compared to $4.0 million at December 31, 1999. In addition, working capital at March 31, 2000, was $35.8 million compared to $(1.3) million at December 31, 1999. The increase from December 31, 1999 is primarily attributable to the proceeds from the IPO.

   Net cash used in operating activities was $6.5 million during the quarter ended March 31, 2000, and $3.8 million during the quarter ended March 31, 1999. The majority of the cash used in operating activities during the quarter ended March 31, 2000 results from costs incurred building an infrastructure to penetrate the North American market.

   Capital expenditures were $0.5 million during the quarter ended March 31, 2000 and $0.2 million during the quarter ended March 31, 1999. Due to the expansion of staff and the scope of activities we may be required to expand our office facilities which would require additional investment in furniture and equipment. In addition, we intend to continue to invest in our systems infrastructure to better support our clients, improve the ongoing efficiency of our product development process and facilitate internal communications and virtual team working.

   Net cash provided by financing activities was $41.1 million during the quarter ended March 31, 2000, and $5.9 million during the quarter ended March 31, 1999. In March 2000 we completed our IPO and received net proceeds of $57.0 million after deducting underwriting commissions and offering expenses. From these net proceeds, the Company repaid certain indebtedness totalling $6.3 million and paid dividends and participation payments on the preferred stock totalling $10.5 million.

   Our strategic initiatives include the rollout of our new web-enabled software products Prime@Vantage and Prime@Vantage.com and the expansion of our United States operations. These initiatives will require a substantial amount of capital as will personnel additions and the funding of operating losses and working capital.

   Prime Response is obligated to engage Andersen Consulting for consulting services of at least $1.0 million during the period from contract execution to December 31, 2001. If designated sales targets are met, Andersen Consulting is obligated to provide up to $1.0 million in funding for joint marketing efforts, business development personnel, structure feedback and sales support. None of these funds had been expended as of March 31, 2000. The expenditure of these funds will be controlled by a committee comprised of both Andersen Consulting and Prime Response personnel.

   As a result of our losses, we do not expect to pay United States income taxes in the foreseeable future.

   It is the Company's belief that its existing balance of cash and cash equivalents as well as the net proceeds of $8.8 million, received during April 2000, from the exercise of the underwriter's over-allotment, will be sufficient to meet the Company's working capital and anticipated capital expenditure needs for at least the next 12 months. Thereafter, the Company may require additional sources of funds to continue to support our business. There can be no assurance that such capital, if needed, will be available or will be available on terms the Company finds acceptable.

IMPACT OF YEAR 2000

   Many currently installed computer systems and software products are coded to accept or recognize only two digit entries in the date code field. These systems and software products will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and software used by many companies and governmental agencies may need to be upgraded to comply with these Year 2000 requirements or risk system failure or miscalculations causing disruptions of normal business activities.
To date, we have not experienced any material Year 2000 problems in our computer systems or operations. However, other companies, including us, could experience latent Year 2000 problems.

FACTORS THAT MAY AFFECT RESULTS

    The following important factors, among other things, could cause Prime Response's actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by management from time to time.

WE HAVE INCURRED SUBSTANTIAL OPERATING LOSSES, AND WE MAY NOT BE PROFITABLE IN THE FUTURE.

    In 1995, we began to transition from a marketing database service bureau to a software company. Since that time, we have incurred substantial operating losses. We cannot be certain if or when we will become profitable. Failure to achieve profitability within the timeframe expected by investors or to maintain profitability may adversely affect the market price of our common stock. In recent periods, we have increased expenditures in certain areas, particularly in sales and marketing in the United States and in product development. We expect our sales and marketing expenses to continue to increase. As a result, we expect to incur net losses and negative operating cash flow for the foreseeable future. Although we have experienced revenue growth in recent periods, we cannot be certain that these growth rates are sustainable, or that we will ever generate revenues at a level sufficient to cover our anticipated expenses, if at all.

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE BECAUSE WE DEPEND ON A SMALL NUMBER OF LARGE ORDERS.

    We derive a significant portion of our software license revenues in each quarter from a small number of relatively large orders. The criteria for a client's acceptance of a product may delay our ability to recognize revenue from the products we ship. Our operating results for a particular fiscal period could be materially adversely affected if we are unable to complete those transactions, or satisfy our clients' acceptance criteria, on schedule at anticipated levels.

DISAPPOINTING QUARTERLY REVENUES OR OPERATING RESULTS COULD CAUSE THE PRICE OF OUR COMMON STOCK TO FALL.

    Our quarterly revenues and operating results are difficult to predict and may fluctuate significantly from quarter to quarter. Therefore, you should not rely on period-to-period comparisons of revenues or results of operations as an indication of future performance. If our quarterly revenues or operating results fall below the expectations of investors or securities analysts, the price of our common stock could fall substantially.

    Our quarterly license revenues may fluctuate as a result of a variety of factors, including the following:

  . software license revenues in any quarter depend on contracts closed, orders shipped and the satisfaction of clients' acceptance criteria in that quarter;

  .   the market in which we compete is relatively new and rapidly evolving;

  . we expect that, for the foreseeable future, revenues will come from licenses to a small number of clients, so delays, cancellations of orders, or acceptance of our software by a few clients can significantly impact revenues within a quarter;

  .   our sales cycle is relatively long; and

  . revenues will be affected by the timing of introduction of new products or product enhancements by us or our competitors.

    Any decline in license revenues could also cause a decline in our services and support revenues in the same quarter or in subsequent quarters.

SEASONAL TRENDS MAY CAUSE OUR QUARTERLY OPERATING RESULTS TO FLUCTUATE, WHICH MAY ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

    In the future, we may experience seasonality in our business, particularly because we do a significant percentage of our business in Europe, which typically experiences a slowdown in business during August, and because our products typically involve a significant initial investment, the availability of which is often dependent on a client's fiscal period. Accordingly, we may generate lower revenues during the summer months and higher revenues during the calender year-end months. If we do experience these revenue fluctuations, market analysts and investors may not be able to predict our quarterly or annual operating results, and if we fail to meet expectations of market analysts or investors, the price of our common stock could decline.

OUR RESULTS OF OPERATIONS WOULD BE ADVERSELY AFFECTED IF OUR INVESTMENTS IN PERSONNEL AND INFRASTRUCTURE DO NOT CORRESPOND WITH THE TIMING OF REVENUE GENERATED AS A RESULT OF SUCH INVESTMENTS.

    Most of our expenses, such as employee compensation, sales and marketing expenses, computer equipment costs and rent for properties, are either relatively fixed in the short term or incurred in advance of sales. Moreover, our expense levels are based in part on our expectations regarding future revenues. As a result, if revenues for a particular quarter are below expectations, we will most likely not be able to proportionately reduce operating expenses for that quarter. Therefore, a shortfall in revenues would have a disproportionate effect on our expected operating results for that quarter and could cause the trading price of our common stock to decline.

WE MAY INCUR CHARGES AGAINST OUR EARNINGS WHICH COULD HAVE AN ADVERSE IMPACT ON OUR RESULTS OF OPERATIONS.

    We have issued warrants which become exercisable upon the attainment of certain revenue targets and market capitalization levels. Because we cannot predict if and when these targets will be attained, we cannot predict when charges to expenses related to these warrants will be incurred. Furthermore, the amount of these charges will depend on the price of our common stock when the warrants are earned.

WE ARE RELEASING A NEW PRODUCT FAMILY AND ARE DEPENDENT ON ITS MARKET
ACCEPTANCE.

    We have released the latest generation of our marketing management solutions--Prime@Vantage, which introduces a new software architecture, and Prime@Vantage.com, which introduces new functionality, including the ability to generate immediate and personalized marketing initiatives over the internet. Achievement of our overall business goals is dependent upon the sustained market acceptance at desired pricing levels of these new products. If these products do not achieve and sustain market acceptance due to bugs, a lack of functionality considered important in the marketplace, or any other reason, we will experience a material adverse effect on our business, prospects, operating results and financial condition.

OUR FAILURE TO INCREASE OUR UNITED STATES REVENUES AND OPERATIONS WOULD ADVERSELY AFFECT OUR OPERATING RESULTS AND FINANCIAL CONDITION.

    Although to date a significant portion of our revenues have been derived from our international operations, and the growth of such revenues will remain an important factor to the successful growth of our business, we believe that we must continue to expand our marketing and sales activities, product and service offerings and operations in the United States in order to achieve and maintain profitability. Our failure to effectively manage expansion in the United States could have a material adverse effect on the delivery of our products and services, our ability to attract and retain key personnel and our business operations and prospects.

WE MAY NOT BE ABLE TO CONTINUE TO DEVELOP NEW PRODUCTS OR ENHANCE EXISTING PRODUCTS ON A TIMELY BASIS.

    To be competitive, we must continue to develop and introduce on a timely basis new products and product enhancements. Our failure to develop and introduce new products and enhancements successfully and on a timely basis, or the failure of new products to achieve and sustain market acceptance, could have a material adverse effect on our business, prospects, operating results and financial condition. We are obligated under a limited number of client contracts to deliver new products or product enhancements by specified dates, and failure to do so could result in the loss of one or more of those clients or expose us to contractual liability. We have in the past encountered circumstances that made it impractical to provide required enhancements to a customer, and we may be unable to do so on future occasions.

OUR SALES CYCLE IS RELATIVELY LONG AND DIFFICULT TO PREDICT.

    The decision by a prospective client to purchase our products frequently involves several functional departments within its business. In addition, the purchase and implementation of our products typically involve a significant cost to our clients, including training and integration costs. These implementations can also include a substantial commitment of resources by our clients or their consultants over an extended period of time. As a result, our sales cycle generally ranges from three to nine months, with our average sales cycle lasting approximately six months. Consequently, the relatively long and unpredictable nature of our sales cycle makes it difficult to predict our revenues.

INTENSE COMPETITION MAY ADVERSELY AFFECT OUR FINANCIAL CONDITION AND OPERATING RESULTS.

    The market for internet-based integrated eMarketing solutions is becoming intensely competitive. If we are unable to compete effectively, our business, prospects, financial condition and operating results would be materially adversely affected. Some of our current and potential competitors have greater name recognition and substantially greater financial, technical, marketing, management, service, support and other resources than we do. Therefore, they may be able to respond more quickly than we can to new or changing opportunities, technologies, standards, or client requirements.

    In addition, we expect that new competitors will enter the market with competing products as the size and visibility of the market opportunity increases. We also expect that competition will increase as a result of consolidations and formations of alliances among industry participants. Increased competition could result in pricing pressures, reduced margins, and failure of our products to achieve or maintain market acceptance.

WE DEPEND ON A FEW INDUSTRIES FOR MOST OF OUR SALES, AND WE MAY NOT CONTINUE TO BE SUCCESSFUL IN THOSE MARKETS AND IN EXPANDING BEYOND THOSE LIMITED MARKETS.

    A substantial portion of our revenues have been derived from sales to communications and media businesses, financial institutions, and retail and e-commerce businesses. In order to reach and maintain profitability, we must continue to succeed in these markets. We may not be successful in doing so. In addition, we must expand the number of markets we address in order for our business to grow as planned, and we may not be successful in doing so.

IF WE ARE UNABLE TO MANAGE OUR GROWTH AND THE RELATED EXPANSION IN OUR OPERATIONS EFFECTIVELY, OUR BUSINESS MAY BE HARMED.

    Our ability to successfully offer products and services and implement our business plan in a rapidly evolving market requires effective planning and management. Our growth has placed, and our anticipated future operations will continue to place, a significant strain on our management, information systems, network and other resources. To manage future growth effectively, we must continue to improve our financial and accounting systems and controls, enhance our reporting systems and procedures, integrate new personnel and manage expanded operations. We will also need to hire additional personnel and we may be unable to recruit qualified employees as needed.

WE ARE LARGELY DEPENDENT ON OUR INTERNATIONAL OPERATIONS.

    In addition to our presence in the United States, we have offices in five other countries and customers in more than 19 other countries. In the quarter ended March 31, 2000, 62.5% of our total revenues resulted from sales outside North America, reflecting our historical presence in the United Kingdom and elsewhere in Europe. Although we believe that we must increase our operations in the United States to reach and maintain profitability, we must also continue to expand our sales in international markets for our business to grow as planned. This may require us to establish additional international operations and hire additional personnel. Our failure to do so in a timely and effective manner would have a material adverse effect on our business, prospects, financial condition and operating results. Our operations and our plans to expand internationally may be affected by a number of risks, including:

  .   challenges inherent in managing geographically dispersed operations;

  .   the need to develop local distribution channels through third parties;

  .   multiple, conflicting and changing governmental laws and regulations;
      and

  .   foreign currency exchange rate fluctuations.

OUR FAILURE TO EXPAND OUR DIRECT SALES FORCE WOULD IMPEDE OUR REVENUE GROWTH AND FINANCIAL CONDITION.

    To increase our revenues, we must increase the size of our direct sales force. It can take a considerable amount of time to hire, train and integrate new sales personnel. In addition, there is intense competition for qualified sales personnel. We may not be successful in attracting, integrating, motivating or retaining qualified personnel for these positions on a timely basis or at all. A failure to do so would have a material adverse effect on our business and operating results.

FAILURE TO EXPAND OUR RELATIONSHIPS WITH CONSULTING FIRMS AND SYSTEMS INTEGRATORS WOULD IMPEDE ACCEPTANCE OF OUR PRODUCTS AND GROWTH OF OUR REVENUES.

    Consultants, systems integrators, and service providers who recommend, install and support our products with their customers are a major source of our sales. To increase our revenues and implementation capabilities, we must continue to develop and expand relationships with consultants, systems integrators, service providers and other potential industry partners. A failure to do so would have a material adverse effect on our ability to generate increased revenues. Consultants, systems integrators and service providers may market or recommend products that compete with ours. Moreover, if these firms fail to implement our products successfully for their clients, we may not have the resources to implement our products on the schedule required by the client, which could have a material adverse effect on our ability to generate increased revenues.

OUR BUSINESS WILL BE ADVERSELY AFFECTED IF INTERNET SOLUTIONS ARE NOT WIDELY ADOPTED.

    Because one of our new products addresses, among other markets, the emerging market for internet marketing solutions, our future success depends in part upon the widespread adoption of the internet as a primary medium for commerce and business applications. The failure of this market to develop, or a delay in the development of this market, would have a material adverse effect on our business, financial condition and operating results. The internet has experienced, and is expected to continue to experience, significant user and traffic growth, which has, at times, caused user frustration with slow access and download times. The internet infrastructure may not be able to support the demands placed on it by the continued growth upon which our success in part depends. Moreover, critical issues concerning the commercial use of the internet, such as security, reliability, cost, accessibility, taxation of e-commerce and quality of service, remain unresolved and may negatively affect the growth of internet use or the attractiveness of commerce and business communication over the internet. In addition, the internet could suffer declines in its viability due to delays in the development or adoption of new standards and protocols to handle increased activity or due to increased government regulation and taxation of internet commerce.

OUR REVENUES MIGHT BE HARMED BY A RESISTANCE TO ADOPT OUR SOFTWARE BY INTERNAL INFORMATION TECHNOLOGY DEPARTMENTS.

    Some businesses may have already made a substantial investment in other third-party or internally developed software designed to integrate data from disparate sources and analyze this data or manage marketing campaigns. These businesses may be reluctant to abandon these investments in favor of our software. In addition, information technology departments of potential clients may resist purchasing our software for a variety of other reasons, particularly the potential displacement of their historical role in creating and running software and concerns that packaged software products are not sufficiently customizable for their enterprises. If the demand for our products does not grow for any of these reasons, our revenues may be harmed.

IF OUR SECURITY SYSTEM IS BREACHED, OUR BUSINESS AND REPUTATION COULD SUFFER.

    We must securely receive and transmit confidential information over public networks and maintain that information on internal systems. Our failure to prevent security breaches could damage our reputation, expose us to risk of loss or liability, result in a loss of our clients and adversely affect our ability to obtain new clients. Although we have implemented network security measures, our servers are vulnerable to computer viruses, which could lead to interruptions, delays or loss of data. We may be required to expend significant capital and other resources to license encryption technology and additional technologies to protect against security breaches or to alleviate problems caused by any breach.

OUR FAILURE TO OPERATE OUR PROFESSIONAL SERVICES ORGANIZATION AT A PROFIT WOULD ADVERSELY AFFECT OUR FINANCIAL CONDITION.

    Our failure to operate our professional services organization at a profit would have a material adverse effect on our operating results and financial condition. To gain initial acceptance of our products by clients in our targeted industries, we may elect on occasion to assist customers with the implementation of our products at a loss. In the past, our cost of services revenues have been significantly higher than our services revenues. We cannot be certain that our professional services organization will achieve or sustain profitability.

LOSS OF KEY PERSONNEL COULD ADVERSELY AFFECT OUR BUSINESS.

    Our future success depends to a significant degree on the skills, experience and efforts of James Carling, our founder and Chief Technology Officer, Peter J. Boni, our President and Chief Executive Officer, Allen Swann, our President, International, Paul Lavallee, our President, Americas, and Frederick Phillips, our Chief Financial Officer. The loss of the services of any of these individuals could have a material adverse effect on us. We also depend on the ability of our executive officers and other members of senior management to work effectively as a team. The loss of one or more of our executive officers and other members of senior management could have a material adverse effect on us. Many of our executive officers, members of senior management or other employees are not subject to an agreement that prohibits them from competing with us after the termination of their employment with us. We do not maintain "key man" insurance on any of our executive officers or senior management personnel.

WE MAY BE UNABLE TO HIRE AND RETAIN THE SKILLED PERSONNEL WE NEED TO SUCCEED.

    Qualified personnel are in great demand throughout the software industry. Our success depends in large part upon our ability to attract, train, motivate and retain highly skilled employees, particularly sales and marketing personnel and other senior personnel. Our failure to attract and retain the highly-trained technical personnel that are integral to our product development, professional services and support teams may limit the rate at which we can develop new products or product enhancements. This could have a material adverse effect on our business, prospects, operating results and financial condition.

WE MAY BE UNABLE TO PROTECT OUR PROPRIETARY TECHNOLOGY RIGHTS.

    Our success depends to a significant degree upon the protection of our software and other proprietary technology rights. We rely on trade secret, copyright and trademark laws and confidentiality agreements with employees and third parties, all of which offer only limited protection. Moreover, the laws of the countries in which we develop and market our products may afford little or no effective protection of our proprietary technology. The reverse engineering, unauthorized copying or other misappropriation of our proprietary technology could enable third parties to benefit from our technology without paying us for it. This could have a material adverse effect on us. Legal proceedings to enforce our intellectual property rights could divert the time and attention of management, be expensive and involve uncertainty of success.

CLAIMS BY OTHER COMPANIES THAT OUR PRODUCTS INFRINGE THEIR PROPRIETARY RIGHTS, COPYRIGHTS OR PATENTS COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION.

    If any of our products are alleged to violate third-party proprietary rights, we may be required to reengineer our products or seek to obtain licenses from third parties to continue offering our products without substantial reengineering. Any efforts to reengineer our products or obtain licenses from third parties may be unsuccessful and, in any case, could substantially increase our costs and have a material adverse effect on us. We do not conduct comprehensive patent searches to determine whether the technology used in our products infringes patents held by third parties. In addition, product development is inherently uncertain in a rapidly evolving technological environment in which there may be numerous patent applications pending, many of which are confidential when filed, with regard to similar technologies.

CLAIMS BY OTHER COMPANIES THAT OUR NAMES INFRINGE THEIR PROPRIETARY RIGHTS COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION.

    Third parties have claimed, and may in the future claim, that our company name or our product names violate their trademark or trade name rights. We have applied for registration of some of our trademarks in the United States, Canada and the European Community but have not yet received any approvals. Our use of the names Prime Response, Prime@Vantage and Prime@Vantage.com, as well as the use of other names, may result in costly litigation, divert management's attention and resources, cause product shipment delays, or require us to pay damages or to enter into royalty or license agreements. We may be required to stop using certain names currently used for our products. Any of these events could have a material adverse effect on our business, prospects, operating results and financial condition.

OUR BUSINESS COULD BE ADVERSELY AFFECTED IF OUR PRODUCTS FAIL TO PERFORM
PROPERLY.

    Software products as complex as ours may contain undetected errors, or bugs, which result in product failures, or otherwise fail to perform in accordance with client expectations. Our products may be particularly susceptible to bugs or performance degradation because of the emerging nature of internet technologies and the stress that may be placed on our products by the full deployment of our products over the internet. Product performance problems could result in loss of or delay in revenues, loss of market share, failure to achieve market acceptance, diversion of development resources, or injury to our reputation, any of which could have a material adverse effect on our business, prospects, operating results and financial condition.

WE COULD INCUR SUBSTANTIAL COSTS AS A RESULT OF PRODUCT LIABILITY CLAIMS RELATING TO OUR CLIENTS' MARKETING EFFORTS.

    Our products may be critical to our clients' marketing efforts. If one of our products fails, a client may assert a claim for substantial damages against us, regardless of our responsibilities for such failure. Although our form of license agreement contains provisions limiting liability, product liability claims could require us to spend significant time and money in litigation or to pay significant damages. There can be no assurance that our product liability, errors and commissions or general liability insurance will prove sufficient to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim.

ACQUISITIONS COULD CAUSE FINANCIAL OR OPERATIONAL PROBLEMS.

    Our success depends on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands and competitive pressures. To this end, we may choose to acquire new and complementary businesses, products, or technologies instead of developing them ourselves. We may face competition for acquisition targets from larger and more established companies with greater financial resources, making it more difficult for us to complete acquisitions. We do not know if we will be able to complete any acquisitions, or whether we will be able to successfully integrate any acquired business, operate it profitably or retain its key employees. Integrating any business, product or technology we acquire could be expensive and time-consuming, could disrupt our ongoing business and could distract our management. In addition, in order to finance any acquisitions, we might need to raise additional funds through public or private equity or debt financings. In that event, we could be forced to obtain financing on terms that are not favorable to us and, ultimately, our stockholders. Specifically, in the case of an equity financing, the issuance of additional stock would result in dilution to our stockholders, and in the case of a debt financing, we may be forced to accept restrictions on our ability to incur additional debt, make prepayments on certain indebtedness, make acquisitions and other investments, issue additional capital stock and engage in mergers and consolidations, all of which could impede our long term plans for expansion and on our ability to pay dividends to our stockholders. If we are unable to integrate any acquired entities, products or technologies effectively, our business, financial condition and operating results will suffer. In addition, any amortization of goodwill or other assets or charges resulting from the costs of acquisitions could harm our business and operating results.

OUR BUSINESS IS SUBJECT TO GOVERNMENT REGULATION OF THE INTERNET AND OTHER LEGAL UNCERTAINTIES, WHICH COULD NEGATIVELY IMPACT OUR OPERATIONS.

    Laws and regulations directly applicable to communications or commerce over the internet are becoming more prevalent. The United States Congress recently enacted internet laws regarding privacy, copyrights, taxation and other matters. In addition, the European Union recently enacted privacy regulations. The laws governing the use of the internet, however, remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the internet. In addition, the growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business online. The adoption or modification of laws or regulations relating to the internet could adversely affect our business. In particular, new regulations affecting the use of unsolicited e-mail advertising would impair our clients' marketing efforts and could reduce the demand for our products.

PRIVACY CONCERNS AND LEGISLATION MAY LIMIT THE INFORMATION OUR CLIENTS CAN GATHER, WHICH COULD REDUCE THE DEMAND FOR OUR PRODUCTS.

    Privacy concerns may cause website visitors to resist providing personal data or avoid websites that track the internet behavioral information necessary to support online profiling capabilities. Even the perception of security or privacy concerns, whether or not valid, may have a similar effect. The European Union recently adopted a directive addressing data privacy that may limit the collection and use of certain information regarding internet users. This directive may limit our clients' ability to target advertising or collect and use information in certain European countries. In addition, legislative or regulatory requirements may heighten these concerns if businesses must notify website users that the data captured after visiting their websites may be used to direct product promotion and advertising to that user. Other countries and political entities, such as the European Union, have adopted these types of restrictions. The United States may adopt similar legislation or regulatory requirements. If privacy legislation is enacted or consumer privacy concerns are not adequately addressed, our business, prospects, financial condition and operating results could be harmed.

    Websites typically use bits of information keyed to a specific server, file pathway or directory location, commonly referred to as "cookies," which are placed on a customer's hard drive, possibly without the customer's knowledge or consent, to track demographic information and target advertising. Our clients may use cookies for a variety of reasons, including the collection of data derived from the customer's internet activity. Most currently available internet browsers allow our clients' customers to remove cookies at any time or to prevent cookies from being stored on their hard drives. In addition, some commentators, privacy advocates and governmental bodies have suggested limiting or eliminating the use of cookies. Any reduction or limitation in the use of cookies could limit the effectiveness of our clients' sales and marketing efforts. The Federal Trade Commission and several states are investigating the use by internet companies of personal information. New regulations regarding the use of personal information could adversely impact the demand for our products.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company does not engage in trading market risk sensitive instruments or purchasing hedging instruments or "other than trading" instruments that are likely to expose the Company to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. The Company has not purchased options or entered into swaps or forward or futures contracts.


PART II:  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(A)  Sales of Unregistered Securities.

     None

(B)  Use of Proceeds from Sales of Registered Securities.

   On March 8, 2000, the Company completed an initial public offering of its
Common Stock, $0.01 par value.   The managing underwriters in the offering were
FleetBoston Robertson Stephens, Dain Rauscher Wessels, SG Cowen and DLJdirect (the "Underwriters"). On April 3, 2000, the Company sold an additional 525,000 shares of Common Stock to the underwriters to cover over-allotments. The shares of Common Stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (the "Registration Statement") (Reg. No. 333-92461) that was declared effective by the SEC on March 2, 2000. The offering commenced on March 3, 2000, after all 4,025,000 shares of Common Stock registered under the Registration Statement, were sold at a price to the public of $18.00 per share, the aggregate proceeds to the Company were $72,450,000. In connection with the offering, the Company paid an aggregate of $5,071,500 in underwriting discounts to the Underwriters. From the net proceeds of the offering, the Company paid an aggregate of $10.5 million to General Atlantic Partners, LLC, a 10% shareholder in the Company, and $4.3 million to Kite Limited, a 10% shareholder in the Company. During the period from the offering to March 31, 2000, the Company has used the proceeds for general corporate purposes, including working capital and product development and the repayment of certain indebtedness.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

      Exhibit 27.1 Financial Data Schedule

(b)  Reports on Form 8-K

      None


                                   SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


May 15, 2000                   PRIME RESPONSE, INC.



                               By /s/ Frederick H. Phillips
                               ----------------------------
                               Frederick H. Phillips
                               Senior Vice President and Chief Financial Officer (Principal Accounting Officer)