Form 10-Q
period 2000-06-30
PRIME RESPONSE INC/DE
filed 2000-08-14
CIK 1096839

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2000

                                      or

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

Yes  X  No
   -----  -----

On August 11, 2000, 20,671,000 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

                              PRIME RESPONSE, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                              Page
                                                                                                             -------
Part I:   Financial Information

          ITEM 1:  Financial Statements
                   Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999.................        3

                   Consolidated Statements of Operations for the Three and Six Months Ended
                   June 30, 2000, and 1999...............................................................        4

                   Consolidated Statements of Cash Flows for the Six Months Ended
                   June 30, 2000, and 1999...............................................................        5

                   Notes to Consolidated Financial Statements.............................................      6-9

          ITEM 2:  Management's Discussion and Analysis of Financial Condition and Results of Operations..     10-23

          ITEM 3:  Quantitative and Qualitative Disclosures About Market Risk.............................        24

PART II:  Other Information

          ITEM 2:  Changes in Securities and Use of Proceeds.............................................         24

          ITEM 6:  Exhibits and Reports on Form 8-K.......................................................        24


ITEM 1:  FINANCIAL STATEMENTS

                              PRIME RESPONSE, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                         JUNE 30,     DECEMBER 31,
                                                                                                         --------------------------
                                                                                                            2000           1999
                                                                                                         ---------       --------
                                                 ASSETS
Current assets:
  Cash and cash equivalents............................................................................     $  40,091      $  3,999
  Accounts receivable, net of allowance for doubtful accounts of $225 and $147,  respectively .........        10,648         9,057
  Prepaid and other current assets.....................................................................         2,328         2,595
                                                                                                            ---------      --------
    Total current assets...............................................................................        53,067        15,651
Property and equipment, net............................................................................         3,137         2,602
Intangible and other assets, net.......................................................................         7,230         7,262
                                                                                                            ---------      --------
    Total assets.......................................................................................     $  63,434      $ 25,515
                                                                                                            =========      ========

                             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable....................................................................................     $   3,326      $  3,920
   Short-term debt and capital lease obligations.......................................................            98         2,289
   Accrued expenses and other liabilities..............................................................         5,943         4,472
   Accrued interest income.............................................................................           176           176
   Deferred revenue....................................................................................         5,016         6,074
                                                                                                            ---------      --------
     Total current liabilities.........................................................................        14,559        16,931

Long-term debt and capital lease obligations...........................................................            --           311
Long-term accrued interest income......................................................................         1,310         1,398

Commitments and contingencies

Redeemable common stock, $0.01 par value, 0 shares issued and outstanding at June 30, 2000, and
  1,677,307 shares issued and outstanding at December 31, 1999.........................................            --         8,295

Series A redeemable convertible preferred stock, $0.01 par value, 1,155,000 shares authorized;
  0 shares issued and outstanding at June 30, 2000, and 1,155,000 shares issued and outstanding at
  December 31, 1999 (liquidation value: $51,546,000 at December 31, 1999)..............................            --        27,842

Series B redeemable convertible preferred stock, $0.01 par value, 1,700,000 shares authorized;
  0 shares issued and outstanding at June 30, 2000, and 1,699,834 shares issued and outstanding at
  December 31, 1999 (liquidation value: $21,263,000 at December 31, 1999)..............................            --        10,343

Series C redeemable convertible preferred stock, $0.01 par value, 3,000,000 shares authorized;
  0 shares issued and outstanding at June 30, 2000, and 1,833,331 shares issued and
  outstanding at December 31, 1999 (liquidation value: $11,000,000 at December 31, 1999)...............            --         4,891

Stockholders' equity (deficit):
    Common stock, $0.01 par value: 27,750,000 shares authorized (including redeemable common stock); 20,669,484 shares issued and outstanding at June 30, 2000
      (net of 1,249,500 shares in treasury), and 6,453,506 issued
      and outstanding at December 31, 1999............................................................            207            65
    Additional paid-in capital........................................................................        154,975         6,520
    Accumulated other comprehensive income loss.......................................................              3           (12)
    Accumulated deficit...............................................................................        (98,439)      (46,127)
    Treasury stock, 1,249,500 shares at cost..........................................................         (4,273)           --
    Note receivable from shareholder..................................................................         (2,545)       (2,545)
    Deferred compensation.............................................................................         (2,363)       (2,397)
                                                                                                            ---------      --------
    Total stockholders' equity (deficit)..............................................................         47,565       (44,496)
                                                                                                            ---------      --------
    Total liabilities and stockholders' equity........................................................      $  63,434      $ 25,515
                                                                                                            =========      ========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                              PRIME RESPONSE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                     Three Months Ended        Six Months Ended
                                                                                           June 30,                June 30,
                                                                                      2000         1999         2000        1999
                                                                                      ----         ----         ----        ----
Revenues:
   Software license.............................................................      $  5,746     $ 2,544      $ 10,341    $ 3,624
   Services and support.........................................................         2,507       1,543         4,639      3,254
   Applications hosting.........................................................           780         994         1,588      1,985
                                                                                      --------     -------      --------    -------
      Total revenues............................................................         9,033       5,081        16,568      8,863

Cost of revenues:
   Services and support.........................................................         1,739       1,167         3,705      2,017
   Applications hosting.........................................................           890         666         1,756      1,441
   Non-cash cost of revenues....................................................            29           5            57          5
                                                                                      --------     -------      --------   --------
      Total cost of revenues....................................................         2,658       1,838         5,518      3,463

Gross profit                                                                             6,375       3,243        11,050      5,400

Operating expenses:
   Sales and marketing..........................................................        8,140        2,728        13,269      5,539
   Non-cash sales and marketing.................................................          678            3         1,310         19
   Research and development.....................................................        2,786        2,130         5,309      4,080
   Non-cash research and development............................................           32           --            63         --
   General and administrative...................................................        1,457          853         2,856      1,700
   Non-cash general and administrative..........................................           30        1,678            59      1,678
   Amortization of goodwill and other intangible assets.........................           --          309            --        623
                                                                                      --------     -------      --------   --------
      Total operating expenses..................................................        13,123       7,701        22,866     13,639

Loss from operations............................................................
Other expense (income):
   Interest income..............................................................          (703)        (17)         (902)       (18)
   Interest expense.............................................................            70          30           254         63
   Loss on foreign exchange.....................................................           (21)         31           (16)        50
                                                                                      --------     -------      --------   --------
Loss before income taxes........................................................        (6,094)     (4,502)      (11,152)    (8,334)
Provision for income taxes......................................................           (92)          1           (74)         2
                                                                                      --------     -------      --------   --------
   Net loss.....................................................................      $ (6,002)    $(4,503)     $(11,078)  $ (8,336)

Preferred stock dividends and participation payment.............................            --         677        41,234      1,288
                                                                                      --------     -------      --------   --------
Net loss attributable to common stockholders....................................        (6,002)     (5,180)      (52,312)    (9,624)
Net loss per share--basic and diluted...........................................      $  (0.29)    $ (0.73)     $  (3.25)  $  (1.35)
                                                                                      ========     =======      ========   ========
Weighted average outstanding-back and diluted...................................        20,551       7,247        16,116      7,140
                                                                                      ========     =======      ========   ========


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                              PRIME RESPONSE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                              SIX MONTHS ENDED JUNE 30,
                                                                                            --------------------------------
                                                                                                2000              1999
                                                                                              --------           -------
Cash flows used in operating activities:
 Net loss.................................................................................    $(11,078)          $(8,336)
 Adjustments to reconcile net loss to cash used in operating activities:
   Depreciation and amortization of property and equipment................................         686               447
   Amortization of goodwill and intangibles...............................................         895               623
   Compensation expense related to stock options..........................................         593             1,686
   Changes in assets and liabilities:
     Accounts receivable..................................................................      (1,972)              477
     Prepaid and other current assets.....................................................        (666)              (51)
     Accounts payable.....................................................................        (505)             (213)
     Accrued expenses and other liabilities...............................................       2,027              (605)
     Deferred revenue.....................................................................        (785)              538
      Other long term assets...............................................................      (1,000)              --
                                                                                              --------           -------
      Net cash used in operating activities...............................................     (11,805)           (5,434)
                                                                                              --------           -------

Cash flows used in investing activities:
 Purchase of property and equipment.......................................................      (1,221)             (326)
                                                                                              --------           -------
      Net cash used in investing activities...............................................      (1,221)             (326)
                                                                                              --------           -------

Cash flows provided by financing activities:
 Proceeds from initial public offering, net of issuance costs.............................      66,085                --
 Proceeds from issuance of preferred stock (Series A, B and C) and warrants, net of
   issuance costs.........................................................................          --             5,001
 Proceeds from short term debt and capital leases.........................................          --               737
 Repayment of credit facility.............................................................      (2,000)               --
 Payment of participation payment.........................................................      (9,517)               --
 Purchase of treasury stock...............................................................      (4,274)               --
 Repayment of capital leases..............................................................        (586)               --
 Decrease in line of credit...............................................................          --              (163)
 Dividends paid...........................................................................        (934)               --
 Proceeds from exercise of stock options and warrants.....................................         498                --
                                                                                              --------           -------
      Net cash provided by financing activities...........................................      49,272             5,575
                                                                                              --------           -------
Effect of exchange rate on cash...........................................................        (154)               26
                                                                                              --------           -------
Net increase in cash and cash equivalents.................................................      36,092              (159)
Cash and cash equivalents, beginning of period............................................       3,999               530
                                                                                              --------           -------
Cash and cash equivalents, end of period..................................................    $ 40,091           $   371
                                                                                              ========           =======

Supplemental disclosure of non-cash transactions:
 Conversion of series A, B and C preferred stock to common stock..........................    $ 39,405           $    --
                                                                                              ========           =======
 Payment of dividends in common stock.....................................................    $  4,578           $    --
                                                                                              ========           =======
 Participation payment paid in common stock...............................................    $ 29,883           $    --
                                                                                              ========           =======
 Accretion of discount on preferred stock.................................................    $  1,329           $    --
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

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                              PRIME RESPONSE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE OF BUSINESS AND BASIS OF PRESENTATION

 The Company

   Prime Response, Inc. together with its consolidated subsidiaries ("Prime Response" or "the Company") is a leading provider of integrated eMarketing software solutions that enable businesses with large customer bases to create, manage and execute highly targeted internet and traditional marketing campaigns to build more loyal and profitable customer relationships. Prime Response's customers consist primarily of Fortune 1000 businesses as well as leading e-commerce businesses primarily based in the United States and Europe. Prime Response sells its products through multiple distribution channels including direct sales and resellers.

   The consolidated financial statements include the accounts of PRI and its wholly-owned domestic and foreign subsidiaries. All intercompany accounts and transactions have been eliminated. The balance sheet at June 30, 2000, and the statement of operations for the three and six months ended June 30, 2000 and 1999, and cash flows for the six months ended June 30, 2000, and 1999 have been prepared without audit. In the opinion of management, these financial statements reflect all adjustments that are necessary for a fair presentation of the result for and as of the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full fiscal year or for any future period. These financial statements should be read in conjunction with the financial statements and related notes included in the Company's Registration Statement on Form S-1 (file number 0-28873) filed with the Securities and Exchange Commission.

2.  INITIAL PUBLIC OFFERING

   On March 3, 2000, Prime Response completed an initial public offering (the "IPO") of 3,500,000 shares of its common stock. On April 3, 2000, the underwriters of the initial public offering exercised the over-allotment option to purchase an additional 525,000 shares. All 4,025,000 shares covered by Prime Response's Registration Statement on Form S-1, were sold by Prime Response at a price of $18.00 per share, less an underwriting commission of $1.26 per share. Net proceeds to the Company, after deducting underwriting commissions and offering expenses, were approximately $65.4 million. Upon the consummation of Prime Response's initial public offering on March 3, 2000, all of the then outstanding Series A, B and C Preferred Stock automatically converted into common stock. (See Note 6).

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

   Net loss per share for the three and six months ended June 30, 2000 and 1999 is computed using the weighted average number of common shares outstanding. Net loss available to common stockholders includes preferred stock dividends of $0, $0.6 million, $0.6 million and $1.3 million for the three and six months ended June 30, 2000 and 1999, respectively, as well as participation payments in cash and stock totalling $39.4 million for the six months ended June 30, 2000, in connection with the Series A, B and C preferred stock. The number of shares to be issued for the participation payment is calculated based on $12.00 per share.

   Basic and diluted weighted average shares outstanding for the three and six months ended June 30, 2000 exclude the potential common shares from stock options because to include such shares would have been antidilutive. As of June 30, 2000, 1.9 million potential common shares were outstanding.

 Accounting Pronouncements

   In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes the SEC's view in applying generally accepted accounting principles to selected revenue recognition issues. The application of the guidance in SAB 101 (as amended by SAB 101A and SAB 101B) will be required in the Company's fourth quarter of the fiscal year 2000. The effects of applying this guidance, if any, will be reported as a cumulative effect adjustment resulting from a change in accounting principle. Prime Response's evaluation of SAB 101 is not yet complete.

4.  OTHER ASSETS

  During March 2000, Prime Response entered into an OEM agreement with a provider of customer optimization technology. Prime Response will pay royalties for all licenses sold that integrate the customer optimization technology.
Prime Response paid $1.0 million as an initial non-refundable prepayment of these royalties. In addition, Prime Response received a warrant to purchase 40,000 shares of common stock with an exercise price of $9.73 per share and a five-year term. Prime Response has calculated the fair value of the shares underlying the warrant to be $276,000 using the Black Scholes model. The $1.0 million paid has been recorded as a long term asset on the balance sheet at June 30, 2000 with $276,000 being allocated to the warrants and the remainder will be recorded as royalty expense in cost of sales as license sales are recognized.

5.  LONG-TERM DEBT

     On October 28, 1999, Prime Response entered into an agreement with Greyrock Capital which provided for a term loan of $2.0 million which was received by Prime Response upon execution of the agreement. The agreement also allowed Prime Response to borrow up to $3.0 million against outstanding receivable balances. During March 2000, Prime Response repaid the $2.0 million term loan. The credit facility was terminated during June 2000.

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


7.  STOCKHOLDERS' EQUITY

 Stock Options

   In connection with the grant of certain stock options to employees during the six months ended June 30, 2000, Prime Response recorded deferred stock compensation of approximately $0.3 million, representing the difference between the estimated fair market value of the common stock on measurement date and the exercise price. Compensation related to options, which vest over time, was recorded as a component of stockholders' equity and is being amortized over the vesting periods of the related options. Prime Response recorded compensation expense of approximately $0.3 million and $0.6 million during the three and six months ended June 30, 2000, respectively, relating to the amortization of deferred compensation recorded during 1999 and 2000, and the acceleration of a former employees' options. Compensation expense is disclosed as a non-cash expense in the consolidated Statement of Operations line items.

 Redeemable Common Stock

  Andersen Consulting or its affiliate had the right to require Prime Response to repurchase the 428,000 shares it purchased in December 1999 for $4.0 million. The put right terminated upon the IPO and accordingly these shares were moved from redeemable common stock to common stock upon the IPO. In addition, during the six months ended June 30, 2000, Prime Response repurchased 1,249,500 shares of common stock from a former shareholder that had the right to put these shares to Prime Response prior to September 30, 2000. These shares were recorded as redeemable common stock at December 31, 1999.

Warrants

  In connection with achieving designated sales targets, Andersen Consulting vested in 21,000 shares of the Company's common stock underlying its performance warrants during the three months ended June 30, 2000. Prime Response calculated the fair value of the shares underlying the warrants to be $139,000 using the Black Scholes model. This amount is included as a non-cash sales and marketing expense for the three months ended June 30, 2000.


8.   SEGMENT ANALYSIS

   Prime Response earned all of its revenue from external customers. Prime Response is organized into three segments, software licenses, services and support and applications hosting, to reflect the key sales lines. The distribution of revenues and total assets by geographic location is as follows (in thousands):

                                                                   Three Months Ended June 30,
                                                   2000                                                1999
                                -------------------------------------------          ------------------------------------------
                                                           REST                                               REST
                                 NORTH                      OF                        NORTH                    OF
                                AMERICA         UK        WORLD      TOTAL           AMERICA        UK        WORLD      TOTAL
                                -------      -------     -------    -------          -------     -------      -----     -------
Revenues:
 Software licenses......        $ 2,652      $ 1,914     $ 1,180    $ 5,746          $   244     $ 2,148      $ 153     $ 2,545
 Services and support...            847        1,403         257      2,507              450       1,046         46       1,542
 Applications hosting...             --          780          --        780               --         994         --         994
                                -------      -------     -------    -------          -------     -------      -----     -------
   Total revenues.......          3,499        4,097       1,437      9,033              694       4,188        199       5,081
                                =======      =======     =======    =======          =======     =======      =====     =======
Gross profit:
 Software licenses......          2,652        1,914       1,180      5,746             244        2,148        153       2,545
 Services and support...            (48)         708          79        739              17          377        (24)        370
 Applications hosting...             --         (110)         --       (110)              --         328         --         328
                                -------      -------     -------    -------          -------     -------      -----     -------
   Total gross profit...          2,604        2,512       1,259      6,375              261       2,853        129       3,243
                                =======      =======     =======    =======          =======     =======      =====     =======


                                                                    Six Months Ended June 30,
                                                   2000                                                1999
                                -------------------------------------------          ------------------------------------------
                                                          REST                                                REST
                                 NORTH                     OF                         NORTH                    OF
                                AMERICA         UK       WORLD       TOTAL           AMERICA        UK        WORLD      TOTAL
                                -------      -------    -------     -------          -------      -------     -----     -------
Revenues:
 Software licenses......        $ 4,762      $ 3,964    $ 1,615     $10,341          $   298      $ 2,836     $ 491     $ 3,625
 Services and support...          1,560        2,597        482       4,639              948        2,103       202       3,253
 Applications hosting...             --        1,588         --       1,588               --        1,985        --       1,985
                                -------      -------    -------     -------          -------      -------     -----     -------
   Total revenues.......          6,322        8,149      2,097      16,568            1,246        6,924       693       8,863
                                =======      =======    =======     =======          =======      =======     =====     =======
Gross profit:
 Software licenses......          4,762        3,964      1,615      10,341              298        2,836       491       3,625
 Services and support...           (445)       1,162        160         877              140        1,034        57       1,231
 Applications hosting...             --         (168)        --        (168)              --          544        --         544
                                -------      -------    -------     -------          -------      -------     -----     -------
   Total gross profit...          4,317        4,958      1,775      11,050              438        4,414       548       5,400
                                =======      =======    =======     =======          =======      =======     =====     =======
   Total assets.........        $53,716      $ 7,271    $ 2,447     $63,434          $13,482      $11,392     $ 643     $25,515
                                =======      =======    =======     =======          =======      =======     =====     =======

9.   LEGAL PROCEEDINGS

   The Company is subject to legal proceedings in the ordinary course of its business. While the Company cannot estimate the ultimate settlements or awards with respect to these legal proceedings, if any, the outcome could have a material adverse effect on the Company, its liquidity, financial position or results of operations.

10.   RELATED PARTY TRANSACTIONS

   During the three and six months ended June 30, 2000, Prime Response recorded revenue totaling $13,500 and $27,000, respectively, from a company which is partly owned by a significant shareholder of Prime Response. None of this amount was outstanding at June 30, 2000.

   During the three and six months ended June 30, 2000, Prime Response recorded revenue totaling $62,000 and $379,000, respectively, from a company which is partly owned by a significant shareholder and which two of our Directors hold management and directorship positions, respectively. At June 30, 2000, $290,000 remained outstanding from this related party.

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

OVERVIEW

   Prime Response is a leading provider of integrated eMarketing software solutions that enable businesses with large customer bases to create, manage and execute highly targeted Internet, wireless and traditional marketing campaigns that build more loyal and profitable customer relationships. We have over 12 years of experience in the use of technology to plan and manage marketing programs. We were founded in 1987 in the United Kingdom. Prior to 1999, our corporate headquarters were in London, England, and our primary focus was on the European market. In 1998, we began to increasingly target the North American market, and in July 1999, moved our corporate headquarters to Cambridge, Massachusetts.

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

   Our license agreements typically require our clients to pay an upfront license fee for one or more software solutions for a specified number of customer records in their database. The amount of the license fee varies principally depending upon the size of the client's database and number of databases. Clients can subsequently pay additional license fees to allow additional entities within their corporate structure to access our applications, to purchase additional solutions or when the size of their database increases.

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

   Prime Response issued a performance warrant to purchase 375,000 shares of common stock to Andersen Consulting. Of this amount, 300,000 shares will vest in share increments determined by the extent to which $2.0 billion exceeds Prime Response's market capitalization at the time of its initial public offering. An additional 75,000 shares will vest in increments of 7,500 shares for each $100.0 million that Prime Response's market capitalization exceeds $2.0 billion, up to a maximum market capitalization of $3.0 billion. This warrant has an exercise price of $9.35 per share. As of June 30, 2000, there had not been any vesting of the above performance warrants. Prime Response also issued a performance warrant to purchase 375,000 shares of common stock to Andersen Consulting which will vest in increments of 10,500 shares for each $1.0 million of sales resulting from joint marketing efforts up to $25.0 million and then in increments of 4,500 shares of common stock for each $1.0 million of sales from $25.0 million to $50.0 million. This warrant has an exercise price of $9.35 per share. As of June 30, 2000, 21,000 shares of the Company's common stock underlying these warrants had vested.

   All of the warrants discussed above have a seven-year term. In the event that the marketing agreement is terminated as a result of a breach by Andersen Consulting, no further vesting under the warrants will occur, but those warrants already exercisable will remain exercisable during their term to the extent they are vested at the time of the termination.

   Andersen Consulting or its affiliate had the right to require Prime Response to repurchase the 428,000 of common stock shares for $4.0 million. The put right terminated upon the IPO.

   Prime Response is obligated to pay Andersen Consulting a commission if designated sales tragets are met. The first five transactions will be paid at a 50% rate, and all subsequent transactions will be paid at a 20% rate. The first five transactions were completed during the three months ended June 30, 2000 and Prime Response recorded $1.2 million payable to Andersen Consulting which is included in sales and marketing expense for the three months ended June 30, 2000.

   Prime Response is obligated to engage Andersen Consulting for consulting services of at least $1.0 million before December 31, 2001. As of June 30, 2000, approximately $0.3 million had been expended. In addition, if designated sales targets are met, Andersen Consulting is obligated to provide up to $1.0 million in funding for joint marketing efforts, business development personnel, structure feedback and sales support. The majority of the $1.2 million commission earned by Andersen Consulting in the three months ended June 30, 2000 will be used to fund these activities. None of these funds had been expended as of June 30, 2000. The expenditure of these funds will be controlled by a committee comprised of both Andersen Consulting and Prime Response personnel.

RESULTS OF OPERATIONS
   The following table sets out selected financial data as a percentage of revenue for the periods indicated:

                                                                    Three Months Ended   Six Months Ended
                                                                          June 30,         June 30,

                                                                       2000     1999    2000      1999
                                                                       ----     ----    ----      ----
Revenues:
 Software licenses................................................     63.6%    50.1%   62.4%     40.9%
 Services and support.............................................     27.8     30.4    28.0      36.7
 Applications hosting.............................................      8.6     19.5     9.6      22.4
                                                                      -----    -----   -----     -----
   Total revenues.................................................    100.0    100.0   100.0     100.0
                                                                      -----    -----   -----     -----
Cost of revenues:
 Software licenses................................................     --       --      --        --
 Services and support.............................................     19.3     23.0    22.4      22.8
 Applications hosting.............................................      9.9     13.1    10.6      16.3
 Non-cash cost of revenues........................................      0.3      0.1     0.3       0.1
                                                                      -----    -----   -----     -----
   Total cost of revenues.........................................     29.5     36.2    33.3      39.2
                                                                      -----    -----   -----     -----
Gross profit......................................................     70.5     63.9    66.7      60.8
                                                                      -----    -----   -----     -----

Operating expenses:
 Sales and marketing..............................................     90.1     53.7    80.1      62.5
 Non-cash sales and marketing.....................................      7.5      0.1     7.9       0.2
 Research and development.........................................     30.8     41.9    32.0      46.0
 Non-cash research and development................................      0.4     --       0.4      --
 General and administrative.......................................     16.1     16.8    17.2      19.2
 Non-cash general and administrative..............................      0.3     33.0     0.4      18.9
 Amortization of goodwill and other intangible assets.............     --        6.1    --         7.0
                                                                      -----    -----   -----     -----
   Total operating expenses.......................................    145.2    151.6   138.0     153.8
                                                                      -----    -----   -----     -----
Loss from operations..............................................    (74.7)   (87.7)  (71.3)    (93.0)
Other expense (income):
 Interest income..................................................     (7.8)    (0.3)   (5.4)     (0.2)
 Interest expense.................................................      0.8      0.6     1.5       0.7
 Loss on foreign exchange.........................................     (0.2)     0.6    (0.1)      0.6
                                                                      -----    -----   -----     -----
Loss before income taxes..........................................    (67.5)   (88.6)  (67.3)    (94.1)
Provision for income taxes........................................     (1.0)    --      (0.4)     --
                                                                      -----    -----   -----     -----
Net loss                                                              (66.5)%  (88.6)% (66.9)%   (94.1)%
                                                                      =====    =====   =====     =====


THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

     The following discussion reviews the results of operations for the three and six months ended June 30, 2000 (the "2000 Quarter" and "2000 Period"), respectively, compared to the three and six months ended June 30, 1999 (the "1999 Quarter" and "1999 Period"), respectively.

 Revenues

   Total revenues increased by $3.9 million, or 77.8%, to $9.0 million for the 2000 Quarter from $5.1 million for the 1999 Quarter, and by $7.7 million, or 86.9% to $16.6 million for the 2000 Period from $8.9 million for the 1999 Period.

   Software Licenses. Software license revenues increased by $3.2 million, or 125.9%, to $5.7 million for the 2000 Quarter from $2.5 million for the 1999 Quarter, and by $6.7 million, or 185.3% to $10.3 million for the 2000 Period from $3.6 million for the 1999 Period. Software license revenues increased to 63.6% of total revenues for the 2000 Quarter from 50.1% of total revenues for the 1999 Quarter and to 62.4% of total revenues for the 2000 Period from 40.9% of total revenues for the 1999 Period. The increase in software license revenues was due primarily to growing market acceptance of our Prime@Vantage and Prime@Vantage.com products which were released for general availability during December 1999.

   Services and Support. Revenues from services and support increased by $1.0 million, or 62.5%, to $2.5 million for the 2000 Quarter from $1.5 million for the 1999 Quarter, and by $1.4 million, or 42.6% to $4.6 million for the 2000 Period from $3.2 million for the 1999 Period. These revenues decreased to 27.8% of total revenues for the 2000 Quarter from 30.4% of total revenues for the 1999 Quarter, and to 28.0% of total revenues for the 2000 Period from 36.7% of total revenues for the 1999 Period. The dollar increase in service and support revenues was due primarily to an increase in the number of sales of software licenses, which resulted in increased demand for services and sales of software maintenance and technical support.

    Applications Hosting. Revenues from applications hosting decreased by $0.2 million or 21.5%, to $0.8 million for the 2000 Quarter from $1.0 million for the 1999 Quarter, and by $0.4 million, or 20.0% to $1.6 million for the 2000 Period from $2.0 million for the 1999 Period. These revenues represented 8.6% of total revenues for the 2000 Quarter compared to 19.6% of total revenues for the 1999 Quarter, and 9.6% of total revenues for the 2000 Period compared to 22.4% of total revenues for the 1999 Period. The dollar decrease in applications hosting revenue is primarily due to reduced volume in the services provided during the 2000 Quarter and Period. The decrease as a percentage of revenues is due primarily to the increase in revenues from software licenses as the Company continues to shift its focus to increasing software license revenue.

 Cost of Revenues

   Total cost of revenues increased by $0.8 million, or 44.6%, to $2.6 million for the 2000 Quarter from $1.8 million for the 1999 Quarter, and by $2.1 million, or 59.3% to $5.5 million for the 2000 Period from $3.6 million for the 1999 Period.

   Services and Support. Services and support costs include salary expense and other related costs for our professional services, maintenance and telephone support staffs, as well as third-party contractor expenses. Services and support costs increased by $0.6 million, or 49.0%, to $1.8 million in the 2000 Quarter from $1.2 million in the 1999 Quarter, and by $1.7 million or 83.7% to $3.7 million for the 2000 Period from $2.0 million for the 1999 Period. Services and support costs were 69.4% of services and support revenues for the 2000 Quarter, compared to 75.6% of such revenues for the 1999 Quarter, and 79.9% of total revenues for the 2000 Period compared to 62.0% for the 1999 Period. The increase in services and support costs for the 2000 Period was primarily due to (i) implementation services provided to our "early adopter" customers and (ii) a lag in hiring professional service consultants which resulted in the use of more expensive outside contractors to complete several implementations.

   Applications Hosting. Costs attributable to applications hosting consist primarily of personnel-related costs and equipment maintained for the provision of services to clients. These costs increased by $0.2 million, or 33.6%, to $0.9 million for the 2000 Quarter, from $0.7 million for the 1999 Quarter, and by $0.3 million, or 21.9% to $1.7 million for the 2000 Period from $1.4 million for the 1999 Period. These costs were 114.1% of applications hosting revenues for the 2000 Quarter, compared to 67.0% of such revenues for the 1999 Quarter, and 110.6% of total revenues for the 2000 Period compared to 72.6% for the 1999 Period. The increase in these costs as a percentage of outsourcing revenue for the 2000 Quarter and the 2000 Period is primarily due to (i) costs associated with the implementation of a disaster recovery system and (ii) the decreasing revenue base.

   The non-cash cost of revenues increased to $29,000 for the 2000 Quarter from $5,000 for the 1999 Quarter, and to $57,000 for the 2000 Period from $5,000 for the 1999 Period. This expense represents the amortization of stock compensation expense in connection with the granting of stock options. The expense results from the difference between the estimated fair market value of the common stock on measurement date and the exercise price of the option, which is being recognized over the vesting period.


 Operating Expenses

   Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade shows. Sales and marketing expenses increased by $5.4 million, or 198.4%, to $8.1 million for the 2000 Quarter, from $2.7 million for the 1999 Quarter, and by $7.7 million, or 139.6% to $13.3 million for the 2000 Period from $5.5 million for the 1999 Period. Sales and marketing expenses increased to 90.1% of total revenues for the 2000 Quarter, compared to 53.7% for the 1999 Quarter, and to 80.1% of total revenues for the 2000 Period from 62.5% for the 1999 Period. The increase in such expenses during the 2000 Quarter and the 2000 Period was primarily due to: (i) commission expense of $1.2 million earned by Andersen Consulting during the 2000 Quarter; and (ii) increases in staffing and personnel related costs, as we continued to expand our direct sales force and expand our presence in North America. We anticipate that sales and marketing expenses will continue to increase as we further expand our direct sales force and invest heavily in the marketing and promotion of our new generation of eMarketing management software products.

   The non-cash sales and marketing expense increased to $0.7 million for the 2000 Quarter, from $3,000 for the 1999 Quarter, and to $1.3 million for the 2000 Period from $19,000 for the 1999 Period. This expense represents (i) the amortization of stock compensation in connection with the granting of stock options, which results from the difference between the estimated fair market value of the common stock on measurement date and the exercise price of the option which is being recognized over the vesting period; (ii) the amortization of the intangible asset recorded in connection with the Andersen Consulting agreement; and (iii) the value of the 21,000 warrants earned by Andersen Consulting during the 2000 Quarter.

   Research and Development. Research and development expenses consist primarily of personnel and equipment-related costs directly associated with the development of both our existing and future products. Research and development expenses increased by $0.7 million, or 30.8%, to $2.8 million for the 2000 Quarter, from $2.1 million for the 1999 Quarter, and by $1.2 million or 30.1% to $5.3 million for the 2000 Period from $4.1 million for the 1999 Period. Research and development expenses decreased to 30.8% of total revenues in the 2000 Quarter, from 41.9% for the 1999 Quarter, and to 32.0% for the 2000 Period from 46.0% for the 1999 Period. The dollar increase in expenses reflects the investment to hire additional development personnel and acquire equipment to support research and development activities. These research and development activities include new product releases, integration efforts to integrate our products with other third party software products and porting and certification of our products across multiple hardware platforms, operating systems and databases. During the 2000 Period, the Company announced two new product releases, Prime@Vantage Wireless, the first technology solution to provide integrated 1:1 marketing capabilities via wireless channels; and Prime@Vantage Optimizer, a product which allows real-time optimization across all emarketing target channels and offers. The percentage decrease in costs was primarily due to (i) the completion of the development activity associated with our new Prime@Vantage and Prime@Vantage.com products, which occurred during fiscal 1999; and (ii) the increase in our revenue base.

  The non-cash research and development expense increased to $32,000 for the 2000 Quarter, from none for the 1999 Quarter, and to $63,000 for the 2000 Period from none for the 1999 Period. This expense represents the amortization of stock compensation expense in connection with the granting of stock options. The expense results from the difference between the estimated fair market value of the common stock on measurement date and the exercise price of the option, which is being recognized over the vesting period.

   General and Administrative. General and administrative expenses consist primarily of employee salaries and related expenses for executive, finance and administrative personnel as well as external professional fees and certain centrally-borne costs. General and administrative expenses increased by $0.6 million, or 70.8%, to $1.5 million for the 2000 Quarter, from $0.9 million for the 1999 Quarter, and by $1.2 million or 68.0% to $2.9 million for the 2000 Period from $1.7 million for the 1999 Period. These expenses decreased to 16.1% of total revenues for the 2000 Quarter, from 16.8% for the 1999 Quarter, and to 17.2% for the 2000 Period from 19.2% for the 1999 Period. The decrease as a percentage of revenues was primarily attributable to the increase in our revenue base. During the 2000 Period, we completed the recruitment and development of a professional management team in North America.

   The non-cash general and administrative expense decreased to $30,000 for the 2000 Quarter, from $1.7 million for the 1999 Quarter, and to $59,000 for the 2000 Period from $1.7 million for the 1999 Period. This expense represents the amortization of stock compensation expense in connection with the granting of stock options and restricted shares. The expense results from the difference between the estimated fair market value of the common stock on measurement date and the exercise price of the option, which is being recognized over the vesting period. The expense for the 1999 Quarter and the 1999 Period resulted from compensation expense related to restricted shares which was recorded on the grant date.

   Amortization of Goodwill and Other Intangible Assets. Amortization expense decreased by $0.3 million, or 100%, to none for the 2000 Quarter, from $0.3 million for the 1999 Quarter, and by 0.6 million or 100% to none for the 2000 Period from $0.6 million for the 1999 Period. This expense was solely attributable to the acquisition of certain intellectual property rights and other intangible assets related to the MIND software product, which are fully amortized.

   Interest Income. Interest income increased by $0.7 million, or 100%, to $0.7 million for the 2000 Quarter, from $17,000 for the 1999 Quarter, and by $0.9 million or 100% to $0.9 million for the 2000 Period from $18,000 for the 1999 Period. The increase is primarily due to interest income earned on proceeds from the Company's initial public offering.

   Interest Expense. Interest expense increased to $70,000 for the 2000 Quarter, from $30,000 for the 1999 Quarter, and to $0.2 million for the 2000 Period from $63,000 for the 1999 Period. The increase is primarily due to interest expense on the Company's credit facility, which was obtained in November 1999 and terminated in June 2000.

   Net Loss. As a result of the increases in revenue, operating expenses, depreciation and amortization, and net interest expense noted above, our net loss increased by $1.5 million, or 33.3%, to $6.0 million for the 2000 Quarter, from $4.5 million for the 1999 Quarter, and by $2.7 million, or 32.9%, to $11.0 million for the 2000 Period from $8.3 million for the 1999 Period.

LIQUIDITY AND CAPITAL RESOURCES

   On March 3, 2000 we completed our Initial Public offering in which we sold 3,500,000 shares of common stock at $18.00 per share. During April 2000, the underwriters of the IPO exercised their over-allotment option to purchase an additional 525,000 shares. Net proceeds to the Company after deducting underwriting commissions and estimated offering expenses were approximately $65.4 million. Prior to the IPO, our primary source of funding had been through the private sale of convertible preferred stock and attached warrants, which totaled $39.1 million in aggregate net proceeds as of December 31, 1999.

   In October 1999, we entered into a $5.0 million financing arrangement with Greyrock Capital, a Bank of America company, providing an upfront term loan of $2.0 million with the balance being funded against our receivables position within the United States and in the United Kingdom. The arrangement has a 12-month renewable term. The $2.0 million that was borrowed during 1999 was repaid during March 2000 with the proceeds from the IPO. The credit facility was terminated during June 2000.

   Cash and cash equivalents were $40.1 million at June 30, 2000, compared to $4.0 million at December 31, 1999. In addition, working capital at June 30, 2000, was $38.5 million compared to $(1.3) million at December 31, 1999. The increase from December 31, 1999 is primarily attributable to the proceeds from the IPO.

   Net cash used in operating activities was $11.8 million during the six months ended June 30, 2000, and $5.4 million during the six months ended June 30, 1999. The majority of the cash used in operating activities during the six months ended June 30, 2000 results from costs incurred building an infrastructure to penetrate the North American market.

   Capital expenditures were $1.2 million during the six months ended June 30, 2000 and $0.3 million during the six months ended June 30, 1999. Due to the expansion of staff and the scope of activities we will be required to expand our office facilities which will require additional investment in furniture and equipment. In addition, we intend to continue to invest in our systems infrastructure to better support our clients, improve the ongoing efficiency of our product development process and facilitate internal communications and virtual team working.

   Net cash provided by financing activities was $49.3 million during the six months ended June 30, 2000, and $5.6 million during the six months ended June 30, 1999. During the six months ended June 30, 2000 we completed our IPO and received net proceeds of $65.4 million after deducting underwriting commissions and offering expenses. From these net proceeds, the Company repaid certain indebtedness totalling $6.3 million and paid dividends and participation payments on the preferred stock totalling $10.5 million.

   Our strategic initiatives include (i) the rollout of our software products:
Prime@Vantage, Prime@Vantage.com, Prime@Vantage Wireless, and Prime@Vantage Optimizer, (ii) the integration of our products with various other third party software products and platforms and (iii) the expansion of our United States operations. These initiatives will require a substantial amount of capital as will personnel additions and the funding of operating losses and working capital.

   Prime Response entered into a lease agreement for its new corporate headquarters, to lease approximately 15,000 square feet of space in Brighton, Massachusetts. The lease has a ten year term.

   Prime Response is obligated to engage Andersen Consulting for consulting services of at least $1.0 million during the period from contract execution to December 31, 2001. As of June 30, 2000, approximately $0.3 million had been expended. In addition, if designated sales targets are met, Andersen Consulting is obligated to provide up to $1.0 million in funding for joint marketing efforts, business development personnel, structure feedback and sales support. None of these funds had been expended as of June 30, 2000. The expenditure of these funds will be controlled by a committee comprised of both Andersen Consulting and Prime Response personnel.

   As a result of our losses, we do not expect to pay United States income taxes in the foreseeable future.

   It is the Company's belief that its existing balance of cash and cash equivalents will be sufficient to meet the Company's working capital and anticipated capital expenditure needs for at least the next 12 months. Thereafter, the Company may require additional sources of funds to continue to support our business. There can be no assurance that such capital, if needed, will be available or will be available on terms the Company finds acceptable.

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

WE ARE LARGELY DEPENDENT ON OUR INTERNATIONAL OPERATIONS.

    In addition to our presence in the United States, we have offices in five other countries and customers in more than 19 other countries. In the six months ended June 30, 2000, 62% of our total revenues resulted from sales outside North America, reflecting our historical presence in the United Kingdom and elsewhere in Europe. Although we believe that we must increase our operations in the United States to reach and maintain profitability, we must also continue to expand our sales in international markets for our business to grow as planned. This may require us to establish additional international operations and hire additional personnel. Our failure to do so in a timely and effective manner would have a material adverse effect on our business, prospects, financial condition and operating results. Our operations and our plans to expand internationally may be affected by a number of risks, including:

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


PART II:  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(A)  Sales of Unregistered Securities

     None

(B)  Use of Proceeds from Sales of Registered Securities

     On March 8, 2000, the Company completed an initial public offering of its Common Stock, $0.01 par value per share. The managing underwriters in the offering were FleetBoston Robertson Stephens, Dain Rauscher Wessels, SG Cowen and DLJdirect (the "Underwriters"). On April 3, 2000, the Company sold an additional 525,000 shares of Common Stock to the underwriters to cover over-allotments. The shares of Common Stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (the "Registration Statement") (Reg. No. 333-92461) that was declared effective by the SEC on March 2, 2000. The offering commenced on March 3, 2000. After all 4,025,000 shares of Common Stock registered under the Registration Statement, were sold at a price to the public of $18.00 per share, the aggregate proceeds to the Company were $72,450,000. In connection with the offering, the Company paid an aggregate of $5,071,500 in underwriting discounts to the Underwriters. From the net proceeds of the offering, the Company paid an aggregate of $10.5 million to General Atlantic Partners, LLC, a 10% shareholder in the Company, and $4.3 million to Kite Limited, a 10% shareholder in the Company. During the period from the offering to June 30, 2000, the Company has used the proceeds for general corporate purposes, including working capital and product development and the repayment of certain indebtedness.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit 10.1 Lease Agreement By and Between B.V. Development, LLC as "Landlord" and Prime Response, Inc. as "Tenant" dated June 9, 2000

     Exhibit 27.1 Financial Data Schedule

(b)  Reports on Form 8-K

      None


                                   SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


August 14, 2000                PRIME RESPONSE, INC.



                               By /s/ Frederick H. Phillips
                               ----------------------------
                               Frederick H. Phillips
                               Senior Vice President and Chief Financial Officer (Principal Accounting Officer)

                                 EXHIBIT INDEX

10.1 Lease Agreement By and Between B.V. Development LLC as "Landlord" and Prime Response, Inc. as "Tenant" dated June 9, 2000

27.1  Financial Data Schedule