Form 10-Q/A
period 2000-03-31
PRIME RESPONSE INC/DE
filed 2000-11-14
CIK 1096839

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM 10-Q/A

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

On May 12, 2000, 20,444,000 (as restated) shares of the Registrant's Common Stock, $.01 par value, were outstanding.

                              PRIME RESPONSE, INC.

Part I

Financial Information

    Prime Response, Inc. is filing this Quarterly Report on Form 10-Q/A for the purposes of amending (i) the total shares outstanding figure as of May 12, 2000 set forth on the cover page and (ii) all computations set forth in Part I,
Item 1 - Consolidated Financial Statements, that are derived from the total shares outstanding figure as of March 31, 2000, including the net loss per share basic and diluted for the three month period ended March 31, 2000.

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

Stockholders' equity (deficit):
    Common stock, $0.01 par value: 27,750,000 shares authorized (including redeemable common stock); 19,695,617 shares (as restated) issued and outstanding at March 31, 2000
      (net of 1,249,500 shares in treasury), and 6,453,506 issued
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
                                                                                                            =========      ========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                              PRIME RESPONSE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                              Three Months Ended March 31,
                                                                                             ------------------------------
                                                                                                      2000            1999
                                                                                                 ---------         -------
Revenues:
   Software license.......................................................................       $   4,595         $ 1,080
   Services and support...................................................................           2,132           1,711
   Applications hosting...................................................................             808             991
                                                                                                 ---------         -------
      Total revenues......................................................................           7,535           3,782
                                                                                                 ---------         -------
Cost of revenues:
   Software licenses......................................................................              --              --
   Services and support...................................................................           1,966             850
   Applications hosting...................................................................             866             775
   Non-cash cost of revenues..............................................................              28              --
                                                                                                 ---------         -------
      Total cost of revenues..............................................................           2,860           1,625
                                                                                                 ---------         -------
Gross profit                                                                                         4,675           2,157
                                                                                                 ---------         -------
Operating expenses:
   Sales and marketing....................................................................           5,129           2,811
   Non-cash sales and marketing...........................................................             632              16
   Research and development...............................................................           2,523           1,950
   Non-cash research and development......................................................              31              --
   General and administrative.............................................................           1,399             847
   Non-cash general and administrative....................................................              29              --
   Amortization of goodwill and other intangible assets...................................              --             314
                                                                                                 ---------         -------
      Total operating expenses............................................................           9,743           5,938
                                                                                                 ---------         -------
Loss from operations......................................................................          (5,068)         (3,781)
Other expense (income):
   Interest income........................................................................            (199)             (1)
   Interest expense.......................................................................             184              33
   Loss on foreign exchange...............................................................               5              19
                                                                                                 ---------         -------
Loss before income taxes..................................................................          (5,058)         (3,832)
Provision for income taxes................................................................              18               1
                                                                                                 ---------         -------
   Net loss...............................................................................          (5,076)         (3,833)
Preferred stock dividends and participation payment.......................................         (41,234)           (611)
                                                                                                 ---------         -------
Net loss attributable to common stockholders..............................................       $ (46,310)        $(4,444)
                                                                                                 =========         =======
Net loss per share-basic and diluted (as restated)........................................       $   (3.99)        $ (0.64)
                                                                                                 =========         =======
Weighted average shares used in computing basic and diluted net loss
 per share (as restated)..................................................................          11,612           7,035
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

2.  AMENDED QUARTERLY FILING

    Prime Response is filing this Quarterly Report on Form 10-Q/A for the purposes of amending (i) the total shares outstanding figure as of May 12, 2000 set forth on the cover page and (ii) all computations set forth in Part I, Item 1 - Consolidated Financial Statements, that are derived from the total shares outstanding figure as of March 31, 2000, including the net loss per share basic and diluted for the three month period ended March 31, 2000.

                                                            As Reported          As Restated
                                                            -----------          -----------
                                                         (in thousands, except per share data)
Shares of common stock outstanding on May 12, 2000.....        20,649              20,444

Shares of common stock outstanding on March 31, 2000...        19,900              19,696

Weighted average shares outstanding for the three
  months ended March 31, 2000..........................        11,680              11,612

Net loss per share - basic and diluted.................        $(3.96)             $(3.99)
                                                               ======              ======

3.  INITIAL PUBLIC OFFERING

   On March 3, 2000, Prime Response completed an initial public offering of its common stock. All 3,500,000 shares covered by Prime Response's Registration Statement on Form S-1, were sold by Prime Response at a price of $18.00 per share, less an underwriting commission of $1.26 per share. Net proceeds to the Company, after deducting underwriting commissions and offering expenses, were approximately $57.0 million. Upon the consummation of Prime Response's initial public offering on March 3, 2000, all of the then outstanding Series A, B and C Preferred Stock automatically converted into common stock. (See Note 7).

4.  SIGNIFICANT ACCOUNTING POLICIES

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

5.  OTHER ASSETS

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


6.  LONG-TERM DEBT

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


7.  REDEEMABLE CONVERTIBLE PREFERRED STOCK

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


8.  STOCKHOLDERS' EQUITY

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


9.   SEGMENT ANALYSIS

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



10.  RELATED PARTY TRANSACTIONS

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


November 14, 2000                   PRIME RESPONSE, INC.



                               By /s/ Frederick H. Phillips
                               ----------------------------
                               Frederick H. Phillips
                               Senior Vice President and Chief Financial Officer (Principal Accounting Officer)