Form 10-Q/A
period 2000-06-30
PRIME RESPONSE INC/DE
filed 2000-11-14
CIK 1096839

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

On August 11, 2000, 20,466,000 (as restated) shares of the Registrant's Common Stock, $.01 par value, were outstanding.

                              PRIME RESPONSE, INC.

Part I

Financial Information

     Prime Response, Inc. is filing this Quarterly Report on Form 10-Q/A for the purposes of amending (i) the total shares outstanding figure as of August 11, 2000 set forth on the cover page and (ii) all computations set forth in Part I,
Item 1 -- Consolidated Financial Statements, that are derived from the total shares outstanding figure as of June 30, 2000, including the net loss per share basic and diluted for the three and six month periods ended June 30, 2000.

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

Stockholders' equity (deficit):
    Common stock, $0.01 par value: 27,750,000 shares authorized (including redeemable common stock); 20,464,660 shares (as restated) issued and outstanding at June 30, 2000
      (net of 1,249,500 shares in treasury), and 6,453,506 issued
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
                                                                                                            =========      ========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                              PRIME RESPONSE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                     Three Months Ended        Six Months Ended
                                                                                           June 30,                June 30,
                                                                                      2000         1999         2000        1999
                                                                                      ----         ----         ----        ----
Revenues:
   Software license.............................................................      $  5,746     $ 2,544      $ 10,341    $ 3,624
   Services and support.........................................................         2,507       1,543         4,639      3,254
   Applications hosting.........................................................           780         994         1,588      1,985
                                                                                      --------     -------      --------    -------
      Total revenues............................................................         9,033       5,081        16,568      8,863

Cost of revenues:
   Services and support.........................................................         1,739       1,167         3,705      2,017
   Applications hosting.........................................................           890         666         1,756      1,441
   Non-cash cost of revenues....................................................            29           5            57          5
                                                                                      --------     -------      --------   --------
      Total cost of revenues....................................................         2,658       1,838         5,518      3,463

Gross profit                                                                             6,375       3,243        11,050      5,400

Operating expenses:
   Sales and marketing..........................................................        8,140        2,728        13,269      5,539
   Non-cash sales and marketing.................................................          678            3         1,310         19
   Research and development.....................................................        2,786        2,130         5,309      4,080
   Non-cash research and development............................................           32           --            63         --
   General and administrative...................................................        1,457          853         2,856      1,700
   Non-cash general and administrative..........................................           30        1,678            59      1,678
   Amortization of goodwill and other intangible assets.........................           --          309            --        623
                                                                                      --------     -------      --------   --------
      Total operating expenses..................................................        13,123       7,701        22,866     13,639

Loss from operations............................................................
Other expense (income):
   Interest income..............................................................          (703)        (17)         (902)       (18)
   Interest expense.............................................................            70          30           254         63
   Loss on foreign exchange.....................................................           (21)         31           (16)        50
                                                                                      --------     -------      --------   --------
Loss before income taxes........................................................        (6,094)     (4,502)      (11,152)    (8,334)
Provision for income taxes......................................................           (92)          1           (74)         2
                                                                                      --------     -------      --------   --------
   Net loss.....................................................................      $ (6,002)    $(4,503)     $(11,078)  $ (8,336)

Preferred stock dividends and participation payment.............................            --         677        41,234      1,288
                                                                                      --------     -------      --------   --------
Net loss attributable to common stockholders....................................        (6,002)     (5,180)      (52,312)    (9,624)
Net loss per share--basic and diluted (as restated).............................      $  (0.30)    $ (0.73)     $  (3.27)  $  (1.35)
                                                                                      ========     =======      ========   ========
Weighted average outstanding-back and diluted (as restated).....................        20,347       7,247        15,980      7,140
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

2.  AMENDED QUARTERLY FILING

     Prime Response is filing this Quarterly Report on Form 10-Q/A for the purposes of amending (i) the total shares outstanding figure as of August 11, 2000 set forth on the cover page and (ii) all computations set forth in Part I,
Item 1 -- Consolidated Financial Statements, that are derived from the total shares outstanding figure as of June 30, 2000, including the net loss per share basic and diluted for the three and six month periods ended June 30, 2000.

                                             As Reported     As Restated
                                             -----------     -----------
                                          (in thousands, except per share data)
Shares of common stock outstanding
   on August 11, 2000                           20,671          20,466

Shares of common stock outstanding
   on June 30, 2000                             20,669          20,465

Weighted average shares outstanding
   for the three months ended June 30, 2000     20,551          20,347

Weighted average shares outstanding
   for the six months ended June 30, 2000       16,116          15,980

Net loss per share for the three months
   ended June 30, 2000 - basic and diluted      $(0.29)         $(0.30)

Net loss per share for the six months
   ended June 30, 2000 - basic and diluted      $(3.25)         $(3.27)
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

10.  LEGAL PROCEEDINGS

   The Company is subject to legal proceedings in the ordinary course of its business. While the Company cannot estimate the ultimate settlements or awards with respect to these legal proceedings, if any, the outcome could have a material adverse effect on the Company, its liquidity, financial position or results of operations.

11.   RELATED PARTY TRANSACTIONS

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