Form 10-Q
period 2000-09-30
PRIME RESPONSE INC/DE
filed 2000-11-14
CIK 1096839

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2000

                                      or

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

On November 10, 2000, 20,467,000 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

                              PRIME RESPONSE, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                              Page
                                                                                                             -------
Part I:   Financial Information

          ITEM 1:  Financial Statements
                   Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999............        3

                   Consolidated Statements of Operations for the Three and Nine Months Ended
                   September 30, 2000, and 1999..........................................................        4

                   Consolidated Statements of Cash Flows for the Nine Months Ended
                   September 30, 2000, and 1999...........................................................        5

                   Notes to Consolidated Financial Statements.............................................      6-9

          ITEM 2:  Management's Discussion and Analysis of Financial Condition and Results of Operations..     10-23

          ITEM 3:  Quantitative and Qualitative Disclosures About Market Risk.............................        24

PART II:  Other Information

          ITEM 2:  Changes in Securities and Use of Proceeds.............................................         24

          ITEM 6:  Exhibits and Reports on Form 8-K.......................................................        24


ITEM 1:  FINANCIAL STATEMENTS

                              PRIME RESPONSE, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                         SEPTEMBER 30, DECEMBER 31,
                                                                                                         --------------------------
                                                                                                            2000           1999
                                                                                                         ---------       --------
                                                 ASSETS
Current assets:
  Cash and cash equivalents............................................................................     $  32,058      $  3,999
  Accounts receivable, net of allowance for doubtful accounts of $901 and $147,  respectively..........         9,388         9,057
  Prepaid and other current assets.....................................................................         2,490         2,595
                                                                                                            ---------      --------
    Total current assets...............................................................................        43,936        15,651
Property and equipment, net............................................................................         3,478         2,602
Intangible and other assets, net.......................................................................         7,394         7,262
                                                                                                            ---------      --------
    Total assets.......................................................................................     $  54,808      $ 25,515
                                                                                                            =========      ========

                             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable....................................................................................     $   3,624      $  3,920
   Short-term debt and capital lease obligations.......................................................            90         2,289
   Accrued expenses and other liabilities..............................................................         5,635         4,472
   Accrued interest income.............................................................................           176           176
   Deferred revenue....................................................................................         3,966         6,074
                                                                                                            ---------      --------
     Total current liabilities.........................................................................        13,491        16,931

Long-term debt and capital lease obligations...........................................................            --           311
Long-term accrued interest income......................................................................         1,266         1,398

Commitments and contingencies

Redeemable common stock, $0.01 par value, 0 shares issued and outstanding at September 30, 2000, and
  1,677,307 shares issued and outstanding at December 31, 1999.........................................            --         8,295

Series A redeemable convertible preferred stock, $0.01 par value, 1,155,000 shares authorized;
  0 shares issued and outstanding at September 30, 2000, and 1,155,000 shares issued and outstanding at
  December 31, 1999 (liquidation value: $51,546,000 at December 31, 1999)..............................            --        27,842

Series B redeemable convertible preferred stock, $0.01 par value, 1,700,000 shares authorized;
  0 shares issued and outstanding at September 30, 2000, and 1,699,834 shares issued and outstanding at
  December 31, 1999 (liquidation value: $21,263,000 at December 31, 1999)..............................            --        10,343

Series C redeemable convertible preferred stock, $0.01 par value, 3,000,000 shares authorized;
  0 shares issued and outstanding at September 30, 2000, and 1,833,331 shares issued and
  outstanding at December 31, 1999 (liquidation value: $11,000,000 at December 31, 1999)...............            --         4,891

Stockholders' equity (deficit):
    Common stock, $0.01 par value: 27,750,000 shares authorized (including redeemable common stock); 20,466,840 shares issued and outstanding at September 30, 2000
      (net of 1,249,500 shares in treasury), and 6,453,506 issued
      and outstanding at December 31, 1999............................................................            207            65
    Additional paid-in capital........................................................................        155,295         6,520
    Accumulated other comprehensive income loss.......................................................             22           (12)
    Accumulated deficit...............................................................................       (106,475)      (46,127)
    Treasury stock, 1,249,500 shares at cost..........................................................         (4,273)           --
    Note receivable from shareholder..................................................................         (2,545)       (2,545)
    Deferred compensation.............................................................................         (2,180)       (2,397)
                                                                                                            ---------      --------
    Total stockholders' equity (deficit)..............................................................         40,051       (44,496)
                                                                                                            ---------      --------
    Total liabilities and stockholders' equity........................................................      $  54,808      $ 25,515
                                                                                                            =========      ========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                              PRIME RESPONSE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                  Three Months Ended       Nine Months Ended
                                                                                      September 30,           September 30,
                                                                                   2000         1999         2000       1999
                                                                                   ----         ----         ----       ----
Revenues:
   Software license.............................................................   $   3,315   $   1,654    $  13,656   $  5,278
   Services and support.........................................................       2,802       1,455        7,441      4,709
   Applications hosting.........................................................         821       1,095        2,409      3,080
                                                                                   ---------------------------------------------
      Total revenues............................................................       6,938       4,204       23,506     13,067

Cost of revenues:
   Software license.............................................................          79           -           79          -
   Services & support...........................................................       2,136       1,230        5,841      3,247
   Applications hosting.........................................................         843         647        2,599      2,088
   Non-cash cost of good sold...................................................          29          84           86         89
                                                                                   ---------------------------------------------
      Total cost of revenues....................................................       3,087       1,961        8,605      5,424

Gross profit                                                                           3,851       2,243       14,901      7,643

Operating expenses:
   Sales and marketing..........................................................       6,718       2,985       19,987      8,524
   Non-cash sales and marketing.................................................         852          16        2,162         35
   Research and development.....................................................       2,770       2,632        8,079      6,712
   Non-cash research and development............................................          31          34           94         34
   General and administrative...................................................       2,095         959        4,951      2,659
   Non-cash general and administrative..........................................          30           8           89      1,686
   Amortization of goodwill and other intangible assets.........................           -         308            -        931
                                                                                   ---------------------------------------------
                                                                                      12,496       6,942       35,362     20,581

Other expense (income):
   Interest income..............................................................        (637)        (44)      (1,539)       (62)
   Interest expense.............................................................          32          24          286         87
   Interest expense related to beneficial conversion feature....................           -       2,500            -      2,500
   Loss on foreign exchange.....................................................         (18)         (1)         (34)        49
                                                                                   ---------------------------------------------
Loss before income taxes........................................................      (8,022)     (7,178)     (19,174)   (15,512)
Provision for income taxes......................................................           -           7          (74)         9
                                                                                   ---------------------------------------------
   Net loss.....................................................................      (8,022)     (7,185)     (19,100)   (15,521)
Preferred stock dividends and participation payment.............................           -       3,068       41,234      4,356
                                                                                   ---------------------------------------------
Net loss attributable to common stockholders....................................      (8,022)    (10,253)     (60,334)   (19,877)

Net loss per share--basic and diluted...........................................   $   (0.39)  $   (1.35)   $   (3.45) $   (2.72)
                                                                                   =============================================
Weighted average shares outstanding-basic and diluted...........................      20,466       7,671       17,486      7,318
                                                                                   =============================================

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                              PRIME RESPONSE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                                                            --------------------------------
                                                                                                2000               1999
                                                                                              --------            -------
Cash flows used in operating activities:
 Net loss.................................................................................    $(19,100)         $(15,521)
 Adjustments to reconcile net loss to cash used in operating activities:
   Depreciation and amortization of property and equipment................................       1,150               714
   Amortization of goodwill and intangibles...............................................       1,342               931
   Compensation expense related to stock options..........................................       1,090             1,844
   Provision for doubtful accounts........................................................         754                --
   Interest expense related to beneficial conversion feature..............................          --             2,500
   Changes in assets and liabilities:
     Accounts receivable..................................................................      (1,790)           (1,757)
     Prepaid and other current assets.....................................................        (660)             (770)
     Accounts payable.....................................................................        (108)              538
     Accrued expenses and other liabilities...............................................       1,450               (71)
     Deferred revenue.....................................................................      (1,662)             4,085
     Other long term assets...............................................................      (1,750)               --
                                                                                              --------           -------
      Net cash used in operating activities...............................................     (19,284)           (7,507)
                                                                                              --------           -------

Cash flows used in investing activities:
 Purchase of property and equipment.......................................................      (2,007)           (1,117)
                                                                                              --------           -------
      Net cash used in investing activities...............................................      (2,007)           (1,117)
                                                                                              --------           -------

Cash flows provided by financing activities:
 Proceeds from initial public offering, net of issuance costs.............................      66,085                --
 Proceeds from issuance of preferred stock (Series A, B and C) and warrants, net of
   issuance costs.........................................................................          --             8,001
 Proceeds from shareholder loans..........................................................          --             2,500
 Repayment of credit facility.............................................................      (2,000)               --
 Payment of participation payment.........................................................      (9,517)               --
 Purchase of treasury stock...............................................................      (4,274)               --
 Repayment of capital leases..............................................................        (495)             (225)
 Increase in line of credit...............................................................          --               357
 Dividends paid...........................................................................        (934)               --
 Proceeds from exercise of stock options and warrants.....................................         505                --
                                                                                              --------           -------
      Net cash provided by financing activities...........................................      49,370            10,633
                                                                                              --------           -------
Effect of exchange rate on cash...........................................................         (20)              (69)
                                                                                              --------           -------
Net increase in cash and cash equivalents.................................................      28,059             1,940
Cash and cash equivalents, beginning of period............................................       3,999               530
                                                                                              --------           -------
Cash and cash equivalents, end of period..................................................    $ 32,058           $ 2,470
                                                                                              ========           =======

Supplemental disclosure of non-cash transactions:
 Conversion of series A, B and C preferred stock to common stock..........................    $ 39,405           $    --
                                                                                              ========           =======
 Payment of dividends in common stock.....................................................    $  4,578           $    --
                                                                                              ========           =======
 Participation payment paid in common stock...............................................    $ 29,883           $    --
                                                                                              ========           =======
 Accretion of discount on preferred stock.................................................    $  1,329           $    --
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

   The consolidated financial statements include the accounts of Prime Response, Inc. and its wholly-owned domestic and foreign subsidiaries. All intercompany accounts and transactions have been eliminated. The balance sheet at September 30, 2000, and the statement of operations for the three and nine months ended September 30, 2000 and 1999, and cash flows for the nine months ended September 30, 2000, and 1999 have been prepared without audit. In the opinion of management, these financial statements reflect all adjustments that are necessary for a fair presentation of the result for and as of the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full fiscal year or for any future period. These financial statements should be read in conjunction with the financial statements and related notes included in the Company's Registration Statement on Form S-1 (file number 333-92461) filed with the Securities and Exchange Commission.

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

   Net loss per share for the three and nine months ended September 30, 2000 and 1999 is computed using the weighted average number of common shares outstanding. Net loss available to common stockholders includes preferred stock dividends of $0, $1.8 million, $3.1 million and $4.4 million for the three and nine months ended September 30, 2000 and 1999, respectively, as well as participation payments in cash and stock totalling $39.4 million for the nine months ended September 30, 2000, in connection with the Series A, B and C preferred stock. The number of shares to be issued for the participation payment is calculated based on $12.00 per share.

   Basic and diluted weighted average shares outstanding for the three and nine months ended September 30, 2000 exclude the potential common shares from stock options and warrants because to include such shares would have been antidilutive. As of September 30, 2000, 3.1 million potential common shares were outstanding.

 Accounting Pronouncements

   In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes the SEC's view in applying generally accepted accounting principles to selected revenue recognition issues. The application of the guidance in SAB 101 (as amended by SAB 101A and SAB 101B) will be required in the Company's fourth quarter of the fiscal year 2000. The effects of applying this guidance, if any, will be reported as a cumulative effect adjustment resulting from a change in accounting principle. Prime Response does not anticipate that the implementation of SAB 101 will have a material impact on its financial statements.

4.  OTHER ASSETS

  During March 2000, Prime Response entered into an OEM software license agreement with a provider of customer optimization technology. Prime Response will pay royalties for all licenses sold that integrate the customer optimization technology. Prime Response paid $1.0 million as an initial non-refundable prepayment of these royalties. In addition, Prime Response received a warrant to purchase 40,000 shares of common stock with an exercise price of $9.73 per share and a five-year term. Prime Response has calculated the fair value of the shares underlying the warrant to be $276,000 using the Black Scholes model. The $1.0 million paid has been recorded as a long term asset on the balance sheet with $276,000 being allocated to the warrants and the remainder will be recorded as royalty expense in cost of sales as license sales are recognized. During the quarter ended September 30, 2000, $79,000 was recognized and recorded as a cost of license sale.

  During July 2000, Prime Response entered into an OEM software license agreement with a third party provider of enterprise portal software. Prime Response will pay royalties for all licenses sold that integrate this third party's enterprise portal software. Prime Response paid $0.8 million as an initial non-refundable prepayment of these royalties. This $0.8 million has been recorded as a long term asset at September 30, 2000 and will be recognized as a cost of sales as license sales are recognized.

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


7.  STOCKHOLDERS' EQUITY

 Stock Options

   In connection with the grant of certain stock options to employees during the nine months ended September 30, 2000, Prime Response recorded deferred stock compensation of approximately $0.3 million, representing the difference between the estimated fair market value of the common stock on measurement date and the exercise price. Compensation related to options, which vest over time, was recorded as a component of stockholders' equity and is being amortized over the vesting periods of the related options. Prime Response recorded compensation expense of approximately $0.2 million and $0.8 million during the three and nine months ended September 30, 2000, respectively, relating to the amortization of deferred compensation recorded during 1999 and 2000, and the acceleration of a former employees' options. Compensation expense is disclosed as a non-cash expense in the consolidated Statement of Operations line items.

   During the three months ended September 30, 2000, Prime Response issued 40,000 stock options to members of its newly formed Marketing Advisory Board. These options are immediately vested. In connection with this grant, the Company recorded non-cash compensation expense of $0.3 million.

8.  COMPREHENSIVE INCOME

   Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes certain changes in equity that are excluded from net income, such as translation adjustments.

 Redeemable Common Stock

  Andersen Consulting or its affiliate had the right to require Prime Response to repurchase the 428,000 shares it purchased in December 1999 for $4.0 million. The put right terminated upon the IPO and accordingly these shares were moved from redeemable common stock to common stock upon the IPO. In addition, during the nine months ended September 30, 2000, Prime Response repurchased 1,249,500 shares of common stock from a former shareholder that had the right to put these shares to Prime Response prior to September 30, 2000. These shares were recorded as redeemable common stock at December 31, 1999.

Warrants

  In connection with achieving designated sales targets, Andersen Consulting vested in 10,500 and 31,500 shares of the Company's common stock underlying its performance warrants during the three and nine months ended September 30, 2000, respectively. Using the Black Scholes model, Prime Response calculated the fair value of the shares underlying the warrants to be $37,000 and $176,000 during the three and nine months ended September 30, 2000, respectively. This amount is included as a non-cash sales and marketing expense for the three and nine months ended September 30, 2000.


9.   SEGMENT ANALYSIS

   Prime Response earned all of its revenue from external customers. Prime Response is organized into three segments, software licenses, services and support and applications hosting, to reflect the key sales lines. The distribution of revenues and total assets by geographic location is as follows (in thousands):

                                                                  Three Months Ended September 30,
                                                   2000                                                1999
                                -------------------------------------------          ------------------------------------------
                                                           REST                                               REST
                                 NORTH                      OF                        NORTH                    OF
                                AMERICA         UK        WORLD      TOTAL           AMERICA        UK        WORLD      TOTAL
                                -------      -------     -------    -------          -------     -------      -----     -------
Revenues:
 Software licenses......       $  1,647      $ 1,185    $   483    $ 3,315         $    351     $   1,099    $    204  $   1,654
 Services and support...            950        1,616        236      2,802              555           790         110      1,455
 Applications hosting...              -          821          -        821                -         1,095           -      1,095
                               --------      -------    -------    -------         --------     ---------    --------  ---------
   Total revenues.......       $  2,597      $ 3,622    $   719    $ 6,938         $    906     $   2,984    $    314  $   4,204

Gross profit:
 Software licenses......       $  1,568      $ 1,185    $   483    $ 3,236         $    351     $   1,099    $    204  $   1,654
 Services and support...             51          555         31        637              (83)          177          47        141
 Applications hosting...              -          (22)         -        (22)               -           448           -        448
                               --------      -------    -------    -------         --------     ---------    --------  ---------
   Total gross profit...       $  1,619      $ 1,719    $   514    $ 3,851         $    268     $   1,724    $    251  $   2,243
                               ========      =======    =======    =======         ========     =========    ========  =========


                                                                Nine Months Ended September 30,
                                                   2000                                                1999
                                -------------------------------------------          ------------------------------------------
                                                          REST                                                REST
                                 NORTH                     OF                         NORTH                    OF
                                AMERICA         UK       WORLD       TOTAL           AMERICA        UK        WORLD      TOTAL
                                -------      -------    -------     -------          -------      -------     -----     -------
Revenues:
 Software licenses......       $  6,409      $ 5,149    $ 2,098    $13,656         $    649     $   3,935    $    695  $   5,278
 Services and support...          2,510        4,213        718      7,441            1,503         2,893         313      4,709
 Applications hosting...              -        2,409          -      2,409                -         3,080           -      3,080
                               --------      -------    -------    -------         --------     ---------    --------  ---------
   Total revenues.......       $  8,919      $11,771    $ 2,816    $23,506         $  2,152     $   9,908    $  1,008  $  13,067

Gross profit:
 Software licenses......       $ 6,330       $ 5,149    $ 2,098    $13,577         $    649     $   3,935    $    695  $   5,278
 Services and support...          (394)        1,718        190      1,514              146         1,122         105      1,373
 Applications hosting...             -          (190)         -       (190)               -           992           -        992
                               --------      -------    -------    -------         --------     ---------    --------  ---------
   Total gross profit...       $ 5,936       $ 6,677    $ 2,288    $14,901         $    795     $   6,049    $    800  $   7,643

   Total assets(1)......       $44,319       $ 8,270    $ 2,219    $54,808         $ 13,481     $  11,392    $    642  $  25,515
                               ========      =======    =======    =======         ========     =========    ========  =========

(1) For 1999, the total asset numbers are as of December 31, 1999.

10.   RELATED PARTY TRANSACTIONS

   During the three and nine months ended September 30, 2000, Prime Response recorded revenue totaling $108,000 and $162,000, respectively, from a company which is partly owned by a significant shareholder of Prime Response. At September 30, 2000, $121,700 remained outstanding from this related party.

   During the three and nine months ended September 30, 2000, Prime Response recorded revenue totaling $4,000 and $383,000, respectively, from a company which is partly owned by a significant shareholder and which one of our Directors holds a directorship position. At September 30, 2000, $84,000 remained outstanding from this related party.

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

   Since 1995, we have incurred significant development costs to develop our technology and new software products, particularly to introduce our latest generation of Internet-based marketing management solutions. With the introduction of these products, we anticipate that research and development expenses will stabilize and will decrease as a percentage of total revenues. We have expanded our direct sales force and increased marketing expenditures related to the introduction of our new product offerings. We expect sales and marketing expenses to continue to grow, in absolute dollars, but decrease as a percentage of revenue.

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

 Andersen Consulting Relationship

   On December 6, 1999, Prime Response and Andersen Consulting entered into a joint marketing agreement and, along with an affiliate of Andersen Consulting, a stock and warrant purchase agreement. Pursuant to the stock and warrant purchase agreement, an affiliate of Andersen Consulting purchased 428,000 shares of common stock and Andersen Consulting received a warrant to purchase 682,000 shares of common stock. This warrant has an exercise price of $9.35 per share and vested on September 9, 2000. The aggregate purchase price paid by Andersen Consulting for the shares of common stock and this warrant was $4.0 million. Andersen Consulting has no performance obligations under the stock and warrant purchase agreement or this warrant.

   Prime Response has recorded the stock at $9.35 per share. The fair value of the stock is $4,622,400. Prime Response calculated the fair value of the warrants on date of grant using the Black Scholes model with the following assumptions: 7 year useful life (life of warrants), 6.07% risk-free interest rate, zero dividends and 85.19% volatility. Based on this calculation, the extended fair value of the warrants is $6,536,080. Prime Response has recorded an intangible asset of $7,010,000 which is equal to the excess of the aggregate fair values of the common stock and warrants over the purchase price. This asset is being amortized as a non-cash sales and marketing expense over its estimated useful life of four years, which reflects the term of the marketing agreement.

   Prime Response issued a performance warrant to purchase 375,000 shares of common stock to Andersen Consulting. Of this amount, 300,000 shares will vest in share increments determined by the extent to which $2.0 billion exceeds $357.8 million (which represents Prime Response's market capitalization at the time of the initial public offering). An additional 75,000 shares will vest in increments of 7,500 shares for each $100.0 million that Prime Response's market capitalization exceeds $2.0 billion, up to a maximum market capitalization of $3.0 billion. This warrant has an exercise price of $9.35 per share. As of September 30, 2000, there had not been any vesting of the above performance warrants. Prime Response also issued a performance warrant to purchase 375,000 shares of common stock to Andersen Consulting which will vest in increments of 10,500 shares for each $1.0 million of sales resulting from joint marketing efforts up to $25.0 million and then in increments of 4,500 shares of common stock for each $1.0 million of sales from $25.0 million to $50.0 million. This warrant has an exercise price of $9.35 per share. As of September 30, 2000, 31,500 shares of the Company's common stock underlying these warrants had vested.

   All of the warrants discussed above have a seven-year term. In the event that the marketing agreement is terminated as a result of a breach by Andersen Consulting, no further vesting under the warrants will occur, but those warrants already exercisable will remain exercisable during their term to the extent they are vested at the time of the termination.

   Prime Response is obligated to pay Andersen Consulting a commission if designated sales tragets are met. The first five transactions were paid at a 50% rate, and all subsequent transactions were paid at a 20% rate. The first five transactions were completed during the second quarter of 2000 and Prime Response paid $1.2 million to Andersen Consulting. During the third quarter of 2000, Prime Response recorded a commission to Andersen Consulting at the 20% rate in the amount of $150,000. The commissions are included in sales and marketing expenses.

   Prime Response is obligated to engage Andersen Consulting for consulting services of at least $1.0 million before December 31, 2001. As of September 30, 2000, approximately $0.7 million had been expended. In addition, if designated sales targets are met, Andersen Consulting is obligated to provide up to $1.0 million in funding for joint marketing efforts, business development personnel, structure feedback and sales support. The majority of the $1.4 million commission earned by Andersen Consulting in the nine months ended September 30, 2000 will be used to fund these activities. None of these funds had been expended as of September 30, 2000. The expenditure of these funds will be controlled by a committee comprised of both Andersen Consulting and Prime Response personnel.

RESULTS OF OPERATIONS
   The following table sets out selected financial data as a percentage of revenue for the periods indicated:

                                                                          Three Months Ended      Nine Months Ended
                                                                             2000       1999        2000      1999
                                                                             ----       ----        ----      ----
Revenues:
 Software licenses................................................           47.8%        39.3%      58.1%      40.4%
 Services and support.............................................           40.4%        34.6%      31.7%      36.0%
 Applications hosting.............................................           11.8%        26.1%      10.2%      23.6%
                                                                        ---------     --------   --------   --------
   Total Revenues.................................................          100.0%       100.0%     100.0%     100.0%

Cost of revenues:
 Software licenses................................................            1.1%         0.0%       0.3%       0.0%
 Services and support.............................................           30.8%        29.3%      24.8%      24.9%
 Applications hosting.............................................           12.2%        15.4%      11.1%      15.9%
 Non-cash cost of good sold.......................................            0.4%         2.0%       0.4%       0.7%
                                                                        ---------     --------   --------   --------
   Total cost of revenues.........................................           44.5%        46.7%      36.6%      41.5%

Gross profit......................................................           55.5%        53.3%      63.4%      58.5%

Operating expenses:
 Sales and marketing..............................................           96.8%        71.0%      85.0%      65.2%
 Non-cash sales and marketing.....................................           12.3%         0.4%       9.2%       0.3%
 Research and development.........................................           39.9%        62.6%      34.4%      51.4%
 Non-cash research and development................................            0.5%         0.8%       0.4%       0.3%
 General and administrative.......................................           30.2%        22.8%      21.0%      20.3%
 Non-cash general and administrative..............................            0.4%         0.2%       0.4%      12.9%
 Amortization of intangible assets................................            0.0%         7.3%       0.0%       7.1%
                                                                        ---------     --------   --------   --------
                                                                            180.1%       165.1%     150.4%     157.5%

Other expense (income):
 Interest income..................................................           (9.2)%       (1.1)%     (6.5)%     (0.5)%
 Interest expense.................................................            0.5%         0.5%       1.2%       0.7%
 Interest expense related to beneficial conversion feature........            0.0%        59.5%       0.0%      19.1%
 Loss on foreign exchange.........................................           (0.3)%        0.0%      (0.1)%      0.4%
                                                                        ---------     --------   --------   --------
Loss before income taxes..........................................         (115.6)%     (170.7)%    (81.6)%   (118.7)%
Provision for income taxes........................................            0.0%         0.2%      (0.3)%      0.1%
                                                                        ---------     --------   --------   --------
Net loss..........................................................         (115.6)%     (170.9)%    (81.3)%   (118.8)%
Preferred stock dividends and participation payment...............            0.0%        72.9%     175.4%      33.3%
                                                                        ---------     --------   --------   --------
Net loss attributable to common stockholder.......................         (115.6)%     (243.8)%   (256.7)%   (152.1)%
                                                                        =========     ========   ========   ========

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

     The following discussion reviews the results of operations for the three and nine months ended September 30, 2000 (the "2000 Quarter" and "2000 Period"), respectively, compared to the three and nine months ended September 30, 1999 (the "1999 Quarter" and "1999 Period"), respectively.

 Revenues

   Total revenues increased by $2.7 million, or 65.0%, to $6.9 million for the 2000 Quarter from $4.2 million for the 1999 Quarter, and by $10.4 million, or 79.9% to $23.5 million for the 2000 Period from $13.1 million for the 1999 Period.

   Software Licenses. Software license revenues increased by $1.7 million, or 100.4%, to $3.3 million for the 2000 Quarter from $1.6 million for the 1999 Quarter, and by $8.4 million, or 158.7% to $13.7 million for the 2000 Period from $5.3 million for the 1999 Period. Software license revenues increased to 47.8% of total revenues for the 2000 Quarter from 39.3% of total revenues for the 1999 Quarter and to 58.1% of total revenues for the 2000 Period from 40.4% of total revenues for the 1999 Period. The increase in software license revenues was due primarily to growing market acceptance of our Prime@Vantage and Prime@Vantage.com products which were released for general availability during December 1999.

   Services and Support. Revenues from services and support increased by $1.3 million, or 92.6%, to $2.8 million for the 2000 Quarter from $1.5 million for the 1999 Quarter, and by $2.7 million, or 58.0% to $7.4 million for the 2000 Period from $4.7 million for the 1999 Period. These revenues increased to 40.4% of total revenues for the 2000 Quarter from 34.6% of total revenues for the 1999 Quarter. For the 2000 Period, these revenues were 31.7% of total revenues compared to 36.0% during the 1999 Period. The dollar increase in service and support revenues was due primarily to an increase in the number of sales of software licenses, which resulted in increased demand for services and sales of software maintenance and technical support.

    Applications Hosting. Revenues from applications hosting decreased by $0.3 million or 25.0%, to $0.8 million for the 2000 Quarter from $1.1 million for the 1999 Quarter, and by $0.7 million, or 21.8% to $2.4 million for the 2000 Period from $3.1 million for the 1999 Period. These revenues represented 11.8% of total revenues for the 2000 Quarter compared to 26.1% of total revenues for the 1999 Quarter, and 10.2% of total revenues for the 2000 Period compared to 23.6% of total revenues for the 1999 Period. The dollar decrease in applications hosting revenue is primarily due to reduced volume in the services provided to existing customers during the 2000 Quarter and Period as well as the expiration of certain contracts at the end of 1999. During the 2000 Period, one new contract was signed. The decrease as a percentage of revenues is due primarily to the increase in revenues from software licenses as the Company continues to shift its focus to increasing software license revenue.

 Cost of Revenues

   Total cost of revenues increased by $1.1 million, or 57.4%, to $3.1 million for the 2000 Quarter from $2.0 million for the 1999 Quarter, and by $3.2 million, or 58.7% to $8.6 million for the 2000 Period from $5.4 million for the 1999 Period.

   Software License. Software license costs include the commission earned under an OEM agreement for our Prime@Vantage Optimizer product. These costs were $79,000 for the 2000 Quarter and Period compared to none for the 1999 Quarter and Period.

   Services and Support. Services and support costs include salary expense and other related costs for our professional services, maintenance and telephone support staffs, as well as third-party contractor expenses. Services and support costs increased by $0.9 million, or 73.7%, to $2.1 million in the 2000 Quarter from $1.2 million in the 1999 Quarter, and by $2.6 million or 79.9% to $5.8 million for the 2000 Period from $3.2 million for the 1999 Period. Services and support costs were 76.2% of services and support revenues for the 2000 Quarter, compared to 84.5% of such revenues for the 1999 Quarter, and 78.5% of total revenues for the 2000 Period compared to 69.0% for the 1999 Period. The increase in services and support costs for the 2000 Period was primarily due to (i) implementation services provided to our "early adopter" customers and (ii) a lag in hiring professional service consultants which resulted in the use of more expensive outside contractors to complete several implementations.

   Applications Hosting. Costs attributable to applications hosting consist primarily of personnel-related costs and equipment maintained for the provision of services to clients. These costs increased by $0.2 million, or 30.3%, to $0.8 million for the 2000 Quarter, from $0.6 million for the 1999 Quarter, and by $0.5 million, or 24.5% to $2.6 million for the 2000 Period from $2.1 million for the 1999 Period. These costs were 102.7% of applications hosting revenues for the 2000 Quarter, compared to 59.1% of such revenues for the 1999 Quarter, and 107.9% of total revenues for the 2000 Period compared to 67.8% for the 1999 Period. The increase in these costs as a percentage of outsourcing revenue for the 2000 Quarter and the 2000 Period is primarily due to (i) costs associated with the implementation of a disaster recovery system and (ii) the decreasing revenue base.

   The non-cash cost of revenues decreased to $29,000 for the 2000 Quarter from $84,000 for the 1999 Quarter, and to $86,000 for the 2000 Period from $89,000 for the 1999 Period. This expense represents the amortization of stock compensation expense in connection with the granting of stock options. The expense results from the difference between the estimated fair market value of the common stock on measurement date and the exercise price of the option, which is being recognized over the vesting period.


 Operating Expenses

   Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade shows. Sales and marketing expenses increased by $3.7 million, or 125.1%, to $6.7 million for the 2000 Quarter, from $3.0 million for the 1999 Quarter, and by $11.5 million, or 134.5% to $20.0 million for the 2000 Period from $8.5 million for the 1999 Period. Sales and marketing expenses increased to 96.8% of total revenues for the 2000 Quarter, compared to 71.0% for the 1999 Quarter, and to 85.0% of total revenues for the 2000 Period from 65.2% for the 1999 Period. The increase in such expenses during the 2000 Quarter and the 2000 Period was primarily due to: (i) commission expense of $0.2 million and $1.4 million earned by Andersen Consulting during the 2000 Quarter and the 2000 Period, respectively; and (ii) increases in staffing and personnel related costs, as we continued to expand our direct sales force and expand our presence in North America. We anticipate that sales and marketing expenses will continue to increase in absolute dollars, but decrease as a percentage of revenue, as we further expand our direct sales force and invest in the marketing and promotion of our new generation of eMarketing management software products.

   The non-cash sales and marketing expense increased to $0.9 million for the 2000 Quarter, from $16,000 for the 1999 Quarter, and to $2.2 million for the 2000 Period from $35,000 for the 1999 Period. This expense represents (i) the amortization of stock compensation in connection with the granting of stock options, which results from the difference between the estimated fair market value of the common stock on measurement date and the exercise price of the option which is being recognized over the vesting period; (ii) the amortization of the intangible asset recorded in connection with the Andersen Consulting agreement; (iii) the value of the 10,500 and 31,500 warrants earned by Andersen Consulting during the 2000 Quarter and 2000 Period, respectively, and (iv) the value of the 40,000 stock options granted during the 2000 quarter to members of the newly formed Marketing Advisory Board.

   Research and Development. Research and development expenses consist primarily of personnel and equipment-related costs directly associated with the development of both our existing and future products. Research and development expenses increased by $0.2 million, or 5.2%, to $2.8 million for the 2000 Quarter, from $2.6 million for the 1999 Quarter, and by $1.4 million or 20.4% to $8.1 million for the 2000 Period from $6.7 million for the 1999 Period. Research and development expenses decreased to 39.9% of total revenues in the 2000 Quarter, from 62.6% for the 1999 Quarter, and to 34.4% for the 2000 Period from 51.4% for the 1999 Period. The dollar increase in expenses for the 2000 Period reflects the spending on third party contractors who perform quality assurance and support for earlier versions of our product and the acquisition of equipment to support research and development activities. These research and development activities include new product releases, integration efforts to integrate our products with other third party software products and porting and certification of our products across multiple hardware platforms, operating systems and databases. During the 2000 Period, the Company announced three new product releases, Prime@Vantage Wireless, the first technology solution to provide integrated 1:1 marketing capabilities via wireless channels; and Prime@Vantage Optimizer, a product which allows real-time optimization across all emarketing target channels and offers; and Marketing Mission Control, a product which permits integration of application data and information sources into a single interface. The percentage decrease in costs was primarily due to (i) the completion of the development activity associated with our new Prime@Vantage and Prime@Vantage.com products, which occurred during fiscal 1999; and (ii) the increase in our revenue base.

  The non-cash research and development expense was $31,000 for the 2000 Quarter and $34,000 for the 1999 Quarter, and $94,000 for the 2000 Period and $34,000 for the 1999 Period. This expense represents the amortization of stock compensation expense in connection with the granting of stock options. The expense results from the difference between the estimated fair market value of the common stock on measurement date and the exercise price of the option, which is being recognized over the vesting period.

   General and Administrative. General and administrative expenses consist primarily of employee salaries and related expenses for executive, finance and administrative personnel as well as external professional fees, certain centrally-borne costs and the provision for doubtful accounts. General and administrative expenses increased by $1.1 million, or 118.5%, to $2.1 million for the 2000 Quarter, from $1.0 million for the 1999 Quarter, and by $2.3 million or 86.2% to $5.0 million for the 2000 Period from $2.7 million for the 1999 Period. These expenses increased to 30.2% of total revenues for the 2000 Quarter, from 22.8% for the 1999 Quarter, and to 21.0% for the 2000 Period from 20.3% for the 1999 Period. The increase in dollars and as a percentage of revenues was primarily attributable to the $0.6 million provision for doubtful accounts that the Company recorded in the 2000 Quarter in connection with two license sale receivables for which collectibility became uncertain during the 2000 Quarter.

   The non-cash general and administrative expense increased to $30,000 for the 2000 Quarter, from $8,000 for the 1999 Quarter, and decreased to $89,000 for the 2000 Period from $1.7 million for the 1999 Period. This expense represents the amortization of stock compensation expense in connection with the granting of stock options and restricted shares. The expense results from the difference between the estimated fair market value of the common stock on measurement date and the exercise price of the option, which is being recognized over the vesting period. The $1.7 million expense for the 1999 Period resulted from compensation expense related to restricted shares which was recorded on the grant date.

   Amortization of Goodwill and Other Intangible Assets. Amortization expense decreased by $0.3 million, or 100%, to none for the 2000 Quarter, from $0.3 million for the 1999 Quarter, and by $0.9 million or 100% to none for the 2000 Period from $0.9 million for the 1999 Period. This expense was solely attributable to the acquisition of certain intellectual property rights and other intangible assets related to the MIND software product, which are fully amortized.

   Interest Income. Interest income increased by $0.6 million, or 100%, to $0.6 million for the 2000 Quarter, from $44,000 for the 1999 Quarter, and by $1.5 million or 100% to $1.5 million for the 2000 Period from $62,000 for the 1999 Period. The increase is due to interest income earned on proceeds from the Company's initial public offering.

   Interest Expense. Interest expense increased to $32,000 for the 2000 Quarter, from $24,000 for the 1999 Quarter, and to $0.3 million for the 2000 Period from $87,000 for the 1999 Period. The increase is primarily due to interest expense on the Company's credit facility, which was obtained in November 1999 and terminated in June 2000.

   Interest Expense Related to Beneficial Conversion Feature. Interest expense related to beneficial conversion feature was $2.5 million for the nine months ended September 30, 1999. Interest expense related to beneficial conversion feature for the nine months ended September 30, 1999 results from the issuance of promissory notes which were immediately convertible into series C preferred stock with the conversion amount determinable by dividing the principal amount of the notes by $3.00, which represents a discount from the fair value of the common stock on the date of issuance. The values attributable to the conversion feature on each note represent an incremental yield, or a beneficial conversion feature, which are recognized as additional interest on the notes.

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

   Cash and cash equivalents were $32.1 million at September 30, 2000, compared to $4.0 million at December 31, 1999. In addition, working capital at September 30, 2000, was $30.4 million compared to $(1.3) million at December 31, 1999. The increase from December 31, 1999 is primarily attributable to the proceeds from the IPO.

   Net cash used in operating activities was $19.3 million during the nine months ended September 30, 2000, and $7.5 million during the nine months ended September 30, 1999. The majority of the cash used in operating activities during the nine months ended September 30, 2000 results from costs incurred building an infrastructure to penetrate the North American market.

   Capital expenditures were $2.0 million during the nine months ended September 30, 2000 and $1.1 million during the nine months ended September 30, 1999. Due to the expansion of staff and the scope of activities we are expanding our office facilities which will require additional investment in furniture and equipment. The Company has entered into a ten year lease agreement for its new corporate headquarters to lease approximately 15,000 square feet of space in Brighton, Massachusetts. In connection with this move the Company has also entered into a Construction Management Agreement to build out this space for an estimated cost of approximately $1.0 million. In addition, we intend to continue to invest in our systems infrastructure to better support our clients, improve the ongoing efficiency of our product development process and facilitate internal communications and virtual team working.

   Net cash provided by financing activities was $49.4 million during the nine months ended September 30, 2000, and $10.6 million during the nine months ended September 30, 1999. During the nine months ended September 30, 2000 we completed our IPO and received net proceeds of $65.4 million after deducting underwriting commissions and offering expenses. From these net proceeds, the Company repaid certain indebtedness totalling $6.3 million and paid dividends and participation payments on the preferred stock totalling $10.5 million.

   Our strategic initiatives include (i) the rollout of our software products:
Prime@Vantage, Prime@Vantage.com, Prime@Vantage Wireless, Prime@Vantage Optimizer, and Marketing Mission Control, (ii) the integration of our products with various other third party software products and platforms and (iii) the expansion of our North American operations. These initiatives as well as personnel additions and the funding of operating losses will require a substantial amount of working capital.

   Prime Response is obligated to engage Andersen Consulting for consulting services of at least $1.0 million during the period from contract execution to December 31, 2001. As of September 30, 2000, approximately $0.7 million had been expended. In addition, if designated sales targets are met, Andersen Consulting is obligated to provide up to $1.0 million in funding for joint marketing efforts, business development personnel, structure feedback and sales support. None of these funds had been expended as of September 30, 2000. The expenditure of these funds will be controlled by a committee comprised of both Andersen Consulting and Prime Response personnel.

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

   In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes the SEC's view in applying generally accepted accounting principles to selected revenue recognition issues. The application of the guidance in SAB 101 (as amended by SAB 101A and SAB 101B) will be required in the Company's fourth quarter of the fiscal year 2000. The effects of applying this guidance, if any, will be reported as a cumulative effect adjustment resulting from a change in accounting principle. Prime Response does not anticipate that the implementation of SAB 101 will have a material impact on its financial statements.

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

    Our quarterly license revenues or operating results may fluctuate as a result of a variety of factors, including the following:

  . software license revenues in any quarter depend on contracts closed, orders shipped and the satisfaction of clients' acceptance criteria in that quarter;

  .   the market in which we compete is relatively new and rapidly evolving;

  . we expect that, for the foreseeable future, revenues will come from licenses to a small number of clients, so delays, cancellations of orders, or an inability by any of our customers to pay for software that they have accepted or acceptance of our software by a few clients can significantly impact revenues or operating results within a quarter;

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

WE INCUR CHARGES AGAINST OUR EARNINGS WHICH COULD HAVE AN ADVERSE IMPACT ON OUR RESULTS OF OPERATIONS.

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

WE HAVE RELEASED A NEW PRODUCT FAMILY AND ARE DEPENDENT ON ITS MARKET
ACCEPTANCE.

    We have released the latest generation of our marketing management solutions--Prime@Vantage, which introduces a new software architecture, Prime@Vantage.com, which introduces new functionality, including the ability to generate immediate and personalized marketing initiatives over the internet, Prime@Vantage Wireless which provides integrated 1:1 marketing capabilities via wireless channels, Prime@Vantage Optimizer, which allows real-time optimization across all emarketing target channels and offers, and Marketing Mission Control, which permits integration of application data and information sources into a single interface. Achievement of our overall business goals is dependent upon the sustained market acceptance at desired pricing levels of these new products. If these products do not achieve and sustain market acceptance due to bugs, a lack of functionality considered important in the marketplace, or any other reason, we will experience a material adverse effect on our business, prospects, operating results and financial condition.

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

WE ARE LARGELY DEPENDENT ON OUR INTERNATIONAL OPERATIONS.

    In addition to our presence in the United States, we have offices in five other countries and customers in more than 19 other countries. In the nine months ended September 30, 2000, 62% of our total revenues resulted from sales outside North America, reflecting our historical presence in the United Kingdom and elsewhere in Europe and Asia-Pacific. Although we believe that we must increase our operations in the United States to reach and maintain profitability, we must also continue to expand our sales in international markets for our business to grow as planned. This may require us to establish additional international operations and hire additional personnel. Our failure to do so in a timely and effective manner would have a material adverse effect on our business, prospects, financial condition and operating results. Our operations and our plans to expand internationally may be affected by a number of risks, including:

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(A)  Sales of Unregistered Securities

     None

(B)  Use of Proceeds from Sales of Registered Securities

     On March 8, 2000, the Company completed an initial public offering of its Common Stock, $0.01 par value per share. The managing underwriters in the offering were FleetBoston Robertson Stephens, Dain Rauscher Wessels, SG Cowen and DLJdirect (the "Underwriters"). On April 3, 2000, the Company sold an additional 525,000 shares of Common Stock to the underwriters to cover over-allotments. The shares of Common Stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (the "Registration Statement") (Reg. No. 333-92461) that was declared effective by the SEC on March 2, 2000. The offering commenced on March 3, 2000. After all 4,025,000 shares of Common Stock registered under the Registration Statement, were sold at a price to the public of $18.00 per share, the aggregate proceeds to the Company were $72,450,000. In connection with the offering, the Company paid an aggregate of $5,071,500 in underwriting discounts to the Underwriters. From the net proceeds of the offering, the Company paid an aggregate of $10.5 million to General Atlantic Partners, LLC, a 10% shareholder in the Company, and $4.3 million to Kite Limited, a 10% shareholder in the Company. During the period from the offering to September 30, 2000, the Company has used the proceeds for general corporate purposes, including working capital and product development and the repayment of certain indebtedness.

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